Form 10-Q
period 2017-06-30
AILERON THERAPEUTICS INC
filed 2017-08-10
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38130

Aileron Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4196017
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

281 Albany Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2017, the registrant had 14,714,816 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2017	Pro Forma June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,397	$9,397	$20,715
Investments	1,946	1,946	—
Prepaid expenses and other current assets	561	561	333
Restricted cash	88	88	25

Total current assets	11,992	11,992	21,073
Property and equipment, net	109	109	107
Restricted cash	—	—	63
Other assets	782	782	778
Deferred offering costs	2,222	2,222	—

Total assets	$15,105	$15,105	$22,021

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,212	$2,212	$1,971
Accrued expenses and other current liabilities	3,259	3,259	2,100

Total current liabilities	5,471	5,471	4,071
Deferred rent	—	—	11

Total liabilities	5,471	5,471	4,082

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series A, A-1, B, C-1, C-2, D, D-1, E, E-1, E-2, E-3 and F), $0.01 par value; 151,557,293 shares authorized at June 30, 2017 and December 31, 2016; 106,114,520 and 105,631,019 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $130,711 and $130,053 at June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding, pro forma at June 30, 2017	130,412	—	129,745

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 143,500,000 shares authorized at June 30, 2017 and December 31, 2016; 450,937 and 432,413 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; 10,960,711 shares issued and outstanding, pro forma at June 30, 2017	—	11	—
Additional paid-in capital	3,044	133,445	2,536
Accumulated deficit	(123,822)	(123,822)	(114,342)

Total stockholders’ equity (deficit)	(120,778)	9,634	(111,806)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$15,105	$15,105	$22,021

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	3,161	2,086	6,103	4,579
General and administrative	1,791	3,464	3,438	4,910

Total operating expenses	4,952	5,550	9,541	9,489

Loss from operations	(4,952)	(5,550)	(9,541)	(9,489)
Interest and other income	29	16	61	30

Net loss	(4,923)	(5,534)	(9,480)	(9,459)
Accretion of redeemable convertible preferred stock to redemption value	(21)	(19)	(41)	(37)

Net loss attributable to common stockholders	$(4,944)	$(5,553)	$(9,521)	$(9,496)

Net loss per share attributable to common stockholders—basic and diluted	$(10.98)	$(12.95)	$(21.56)	$(22.21)

Weighted average common shares outstanding—basic and diluted	450,495	428,870	441,661	427,679

Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	(5)	—	—

Total other comprehensive loss	—	(5)	—	—

Comprehensive loss	$(4,923)	$(5,539)	$(9,480)	$(9,459)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances at December 31, 2016	105,631,019	$129,745	432,413	$—	$2,536	$(114,342)	$(111,806)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $32	483,501	626	—	—	—	—	—
Exercise of stock options	—	—	18,524	—	80	—	80
Stock-based compensation expense	—	—	—	—	469	—	469
Accretion of redeemable convertible preferred stock to redemption value	—	41	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(9,480)	(9,480)

Balances at June 30, 2017	106,114,520	$130,412	450,937	$—	$3,044	$(123,822)	$(120,778)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,480)	$(9,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45	132
Stock-based compensation expense	469	330
Change in deferred rent	(11)	(29)
Loss on disposal of property and equipment	—	12
Write-off of deferred offering costs	—	1,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(291)	(128)
Other assets	59	—
Accounts payable	(500)	229
Accrued expenses and other current liabilities	252	558

Net cash used in operating activities	(9,457)	(6,855)

Cash flows from investing activities:
Purchases of property and equipment	(47)	—
Purchases of investments	(8,747)	(11,887)
Proceeds from sales or maturities of investments	6,800	5,841

Net cash used in investing activities	(1,994)	(6,046)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	472	13,183
Proceeds from exercise of stock options	80	15
Payments of initial public offering costs	(419)	(180)

Net cash provided by financing activities	133	13,018

Net increase (decrease) in cash and cash equivalents	(11,318)	117
Cash and cash equivalents at beginning of period	20,715	3,768

Cash and cash equivalents at end of period	$9,397	$3,885

Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$41	$37
Deferred offering costs included in accounts payable and accrued expenses	$1,803	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. ALRN-6924 was in multiple clinical trials as of June 30, 2017 and December 31, 2016.

The Company was incorporated under the laws of the State of Delaware in August 2001 as Renegade Therapeutics, Inc. and commenced its principal operations in 2006. In February 2007, the Company amended its certificate of incorporation to change its name to Aileron Therapeutics, Inc.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary governmental regulatory approval or that any approved products will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

Reverse Stock Split

On June 16, 2017, the Company effected a one-for-9.937 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 6). Accordingly, all common share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

Initial Public Offering

On June 28, 2017, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 5, 2017, the Company issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50,090 after deducting underwriting discounts and commissions of $3,938 and estimated offering expenses of approximately $2,222. Upon the closing of the IPO, all 106,114,520 shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 common shares. As of August 10, 2017, there were 14,714,816 shares of common stock outstanding.

Pro Forma Information

The accompanying pro forma condensed balance sheet as of June 30, 2017 has been prepared to give effect to the automatic conversion of all outstanding shares of redeemable convertible preferred stock into 10,509,774 shares of common stock as if the Company’s closing of the IPO had occurred on June 30, 2017.

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2017, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and, to a lesser extent, payments received in connection with a collaboration agreement. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $123,822 as of June 30, 2017 and $114,342 as of December 31, 2016. The Company expects to continue to generate losses for the foreseeable future.

As of August 10, 2017, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $11,343 as of June 30, 2017 together with the $50,091 of net cash proceeds received from the Company’s IPO, will be sufficient to fund its operating expenses and capital expenditure requirements through the second quarter of 2019. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-218474). The prospectus was filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

The accompanying balance sheet as of June 30, 2017, the statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the statements of cash flows for the six months ended June 30, 2017 and 2016, and the statement of redeemable convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2017 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, the results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. The results for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016 previously filed with the Securities and Exchange Commission.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, government sponsored enterprises and commercial paper, are stated at fair value.

Restricted Cash

As of June 30, 2017, current restricted cash of $88 consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. As of December 31, 2016, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and non-current restricted cash consisted of $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities.

Investments

The Company classifies its available-for-sale investments as current assets on the balance sheet if they mature within one year from the balance sheet date.

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities or using other inputs that are observable or can be corroborated by observable market data. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ deficit. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statements of operations and comprehensive loss.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss.

As of June 30, 2017 and December 31, 2016 the Company recorded $2,222 and $0, respectively, of deferred offering costs in contemplation of the IPO. Such costs were transferred to additional paid-in-capital upon completion of the Company’s IPO on July 5, 2017. As of December 31, 2015, the Company had recorded $1,500 of deferred offering costs in contemplation of a probable 2016 equity financing. The Company determined in June 2016 that the equity financing was no longer probable of being consummated and, at that time, recorded general and administrative expense of $1,500 in the statement of operations and comprehensive loss to write-off the deferred offering costs that had been capitalized.

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock and shares of redeemable convertible preferred stock are considered potential dilutive common shares.

The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but contractually does not require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments in this update reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments in this update also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The adoption of these standards is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Entities can early adopt the provision to record changes in the fair value of financial liabilities under the fair value option resulting from instrument-specific credit risk separately in other comprehensive income. Early adoption of this provision can be elected for all financial statements for annual and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees or lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (“ASU 2016-09”), which amends ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statements of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and for interim periods within those fiscal years. The Company adopted ASU 2016-09 on the required effective date of January 1, 2017. The Company elected to maintain its existing policy to estimate forfeitures when determining periodic stock-based compensation expense. The adoption of the other provisions of ASU 2016-09 had no impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-15 will have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The new standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-18 will have on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”), Scope of Modification Accounting which amends ASC Topic 718. This new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for all companies for annual periods beginning on or after December 15, 2017 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of ASU 2017-09 will have on its financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,027	$—	$—	$5,027
Government sponsored enterprises	—	500	—	500
Commercial paper	—	2,897	—	2,897
Investments:				—
Commercial paper	—	1,946	—	1,946

	$5,027	$5,343	$—	$10,370

	Fair Value Measurements as of December 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,016	$—	$—	$20,016

	$20,016	$—	$—	$20,016

As of June 30, 2017, the Company’s cash equivalents and investments were invested in money market funds, government sponsored enterprises and commercial paper and were valued based on Level 1 and Level 2 inputs. As of December 31, 2016, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. In determining the fair value of its government sponsored enterprises and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2016, the Company had no available-for-sale investments. As of June 30, 2017, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$1,946	$—	$—	$1,946

	$1,946	$—	$—	$1,946

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Payroll and payroll-related costs	$502	$899
External research and development services	985	723
Professional fees	1,345	322
Other	427	156

	$3,259	$2,100

6. Redeemable Convertible Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 151,557,293 shares of $0.01 par value preferred stock.

The Company has issued Series A, Series A-1, Series B, Series C-1 and Series C-2 redeemable convertible preferred stock (collectively, the “Junior Preferred Stock”) and Series D, Series D-1, Series E, Series E-1, Series E-2, Series E-3 and Series F redeemable convertible preferred stock (collectively, the “Senior Preferred Stock”), together the “Redeemable Preferred Stock”. The Redeemable Preferred Stock is classified outside of stockholders’ deficit because the shares contain redemption features that are not solely within the control of the Company.

In October 2014, the Company issued 14,558,823 shares of Series E-1 redeemable convertible preferred stock (the “Series E-1 preferred stock”) at a price of $1.36 per share, resulting in proceeds of $19,674, net of issuance costs of $126.

In January 2016, the Company issued 9,705,882 shares of Series E-1 preferred stock at a price of $1.36 per share, resulting in proceeds of $13,183, net of issuance costs of $17.

In December 2016, the Company issued 13,949,357 shares of Series F redeemable convertible preferred stock (the “Series F preferred stock”) at a price of $1.36 per share, resulting in proceeds of $18,806, net of issuance costs of $165. As part of the Series F preferred stock purchase agreement, the investors agreed to purchase an additional 8,192,477 shares of Series F preferred stock at a price of $1.36 per share upon the Company achieving specified clinical milestones (the “second tranche closing”) for an aggregate purchase price of $11,142. In February 2017, the Company amended the Series F preferred stock purchase agreement to permit the sale of up to 758,458 additional shares of Series F preferred stock. In February 2017, pursuant to the amended Series F preferred stock purchase agreement, the Company issued 483,501 shares of Series F preferred stock at a price of $1.36 per share, resulting in proceeds of $626, net of issuance costs of $32. The purchasers of Series F preferred stock in this February 2017 closing agreed to purchase an additional 274,957 shares of Series F preferred stock at a price of $1.36 per share in the second tranche closing, which increased the aggregate number of shares of Series F preferred stock to be purchased in the second tranche closing to 8,467,434 shares for an aggregate purchase price of $11,516. The Company determined that the future tranche obligations of the Series F preferred stock purchase agreement, as amended, do not meet the definition of a freestanding financial instrument because, while separately exercisable, they were not legally detachable. Further, the Company determined that the embedded future tranche obligations did not require bifurcation for accounting purposes as they are clearly and closely related to the economic characteristics and risks of the initial preferred shares and would not qualify as a derivative on a standalone basis.

In December 2016, pursuant to the Series F preferred stock purchase agreement, holders of 8,927,582 shares of Series E redeemable convertible preferred stock (the “Series E preferred stock”) that participated in the Series F preferred stock financing elected to convert their shares of Series E preferred stock into 8,927,582 shares of Series E-2 preferred stock, and holders of 16,567,108 shares of Series E-1 preferred stock that participated in the Series F preferred stock financing elected to convert their shares of Series E-1 preferred stock into 16,567,108 shares of Series E-3 redeemable convertible preferred stock (the “Series E-3 preferred stock”). Holders of Series E preferred stock and Series E-1 preferred stock that did not participate in the Series F preferred stock financing were not entitled to convert their shares into Series E-2 preferred stock and Series E-3 preferred stock, respectively. In February 2017, pursuant to the amended Series F preferred stock purchase agreement, holders of 4,411,765 shares of Series E-1 preferred stock that participated in the February 2017 closing elected to convert their shares of Series E-1 preferred stock into 4,411,765 shares of Series E-3 preferred stock.

The Company determined that the conversion of shares of preferred stock that occurred in December 2016 and February 2017 represented modifications of these securities for accounting purposes; however, the modifications did not result in the recognition of a deemed dividend for accounting purposes because the modifications did not result in a transfer of value from common stockholders to preferred stockholders.

Pursuant to the terms of the amended Series F preferred stock purchase agreement, if the second tranche closing has not occurred prior to the closing of the Company’s initial public offering of common stock, then, immediately prior to such closing, the purchasers of the Series F preferred stock will be required to purchase a number of shares of the Company’s common stock equal to $11,516 divided by the price per share paid by the public in the initial public offering in a concurrent private offering. This requirement to purchase shares immediately prior to the closing of the Company’s initial public offering may be waived in whole or in part by the Company’s board of directors. As of December 31, 2016, the specified clinical milestones had not been achieved and the second tranche closing had not occurred.

On June 15, 2017, the Company’s board of directors waived in whole, effective immediately prior to the closing of the Company’s IPO, the requirement of the purchasers of Series F preferred stock to purchase shares of the Company’s common stock in a concurrent private offering in connection with the Company’s initial public offering.

Upon the completion of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted to common stock.

As of each balance sheet date, Redeemable Preferred Stock consisted of the following:

	June 30, 2017
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	1,250,000	1,250,000	$1,250	$1,250	12,579
Series A-1 preferred stock	615,384	615,384	800	800	6,192
Series B preferred stock	3,706,056	3,706,056	1,506	1,506	372,955
Series C-1 preferred stock	5,934,050	5,934,050	6,997	7,000	597,167
Series C-2 preferred stock	8,689,144	8,689,144	10,248	10,250	874,423
Series D preferred stock	34,142,865	34,142,865	40,265	40,276	3,435,932
Series D-1 preferred stock	363,636	363,636	2,000	2,000	36,594
Series E preferred stock	12,715,822	3,788,240	4,455	4,469	381,225
Series E-1 preferred stock	24,264,705	3,285,832	4,460	4,469	330,666
Series E-2 preferred stock	9,226,082	8,927,582	10,498	10,531	898,418
Series E-3 preferred stock	21,237,785	20,978,873	28,478	28,531	2,111,187
Series F preferred stock	29,411,764	14,432,858	19,455	19,629	1,452,436

	151,557,293	106,114,520	$130,412	$130,711	10,509,774

	December 31, 2016
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	1,250,000	1,250,000	$1,250	$1,250	12,579
Series A-1 preferred stock	615,384	615,384	800	800	6,192
Series B preferred stock	3,706,056	3,706,056	1,506	1,506	372,955
Series C-1 preferred stock	5,934,050	5,934,050	6,997	7,000	597,167
Series C-2 preferred stock	8,689,144	8,689,144	10,248	10,250	874,423
Series D preferred stock	34,142,865	34,142,865	40,263	40,276	3,435,932
Series D-1 preferred stock	363,636	363,636	2,000	2,000	36,594
Series E preferred stock	12,715,822	3,788,240	4,453	4,469	381,225
Series E-1 preferred stock	24,264,705	7,697,597	10,446	10,469	774,639
Series E-2 preferred stock	9,226,082	8,927,582	10,493	10,531	898,418
Series E-3 preferred stock	21,237,785	16,567,108	22,483	22,531	1,667,214
Series F preferred stock	29,411,764	13,949,357	18,806	18,971	1,403,779

	151,557,293	105,631,019	$129,745	$130,053	10,461,117

The holders of the Redeemable Preferred Stock had the following rights and preferences prior to conversion:

Voting Rights

The holders of the Redeemable Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote and have the right to vote the number of shares equal to the number of whole shares of common stock into which such holders of Redeemable Preferred Stock could convert on the record date for determination of stockholders entitled to vote. In addition, holders of the Senior Preferred Stock, voting as a single class, are entitled to elect three directors of the Company. The holders of the Junior Preferred Stock, voting as a single class, are entitled to elect two directors of the Company.

Dividends

The holders of the Redeemable Preferred Stock, in order of preference, are entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Redeemable Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Redeemable Preferred Stock in an amount at least equal to the greater of (i) $0.08 per share for Series A redeemable convertible preferred stock (“Series A preferred stock”), $0.104 per share for Series A-1 redeemable convertible preferred stock (“Series A-1 preferred stock”), $0.03251 per share for Series B redeemable convertible preferred stock (“Series B preferred stock”), $0.09437 per share for Series C-1 redeemable convertible preferred stock (“Series C-1 preferred stock”), $0.09437 per share for Series C-2 redeemable convertible preferred stock (“Series C-2 preferred stock”), $0.09437 per share for Series D redeemable convertible preferred stock (“Series D preferred stock”), Series E preferred stock and Series E-2 preferred stock, $0.40 per share for Series D-1 redeemable convertible preferred stock (“Series D-1 preferred stock”), and $0.1088 per share for Series E-1 preferred stock, Series E-3 preferred stock and Series F preferred stock and (ii) (A) in the case of a dividend on common stock or any class or series of stock that is convertible into common stock, that dividend per share of Redeemable Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of each share of Redeemable Preferred Stock, or (B) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of Redeemable Preferred Stock determined by (1) dividing the amount of the dividend payable on each share of such class or series of capital stock by the Original Issue Price (as defined below) of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination of or other similar recapitalization affecting such shares) and (2) multiplying such fraction by an amount equal to the Original Issue Price of each series of Redeemable Preferred Stock. If the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of the Redeemable Preferred Stock shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Redeemable Preferred Stock dividend. Stockholders are not entitled to any accruing dividends. No dividends have been declared or paid during the three or six months ended June 30, 2017 or 2016.

The Original Issue Price per share is $1.00 for Series A, $1.30 for Series A-1, $0.4064 for Series B, $1.179633 for Series C-1, $1.179633 for Series C-2, $1.179633 for Series D, $5.50 for Series D-1, $1.179633 for Series E, $1.36 for Series E-1, $1.179633 for Series E-2, $1.36 for Series E-3 and $1.36 for Series F preferred stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Preferred Stock.

Liquidation Preference

In the event of any liquidation event, voluntary or involuntary, dissolution or winding up of the Company or Deemed Liquidation Event (as defined below), the holders of the then outstanding Series F preferred stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock and other preferred stock, $1.36 per share, plus any dividends declared but unpaid on the Series F preferred stock.

After the payment of all preferential amounts to the holders of Series F preferred stock, then, to the extent available, the holders of the Series E-2 and Series E-3 preferred stock will be paid $1.179633 per share and $1.36 per share, respectively, plus any dividends declared but unpaid on the Series E-2 and Series E-3 preferred stock, prior and in preference to any distributions to the holders of common stock, Series E, Series E-1, Series D and Series D-1 preferred stock, and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of Series E-2 and Series E-3 preferred stock, then, to the extent available, the holders of the Series E preferred stock and the Series E-1 preferred stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock and other preferred stock, $1.179633 per share and $1.36 per share, respectively, plus any dividends declared but unpaid on the Series E and Series E-1 preferred stock, prior and in preference to any distributions to the holders of common stock, Series D and Series D-1 preferred stock, and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of Series E and Series E-1 preferred stock, then, to the extent available, the holders of the Series D and Series D-1 preferred stock will be paid $1.179633 per share and $5.50 per share, respectively, plus any dividends declared but unpaid on the Series D and Series D-1 preferred stock, prior and in preference to any distributions to the holders of common stock and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock, then, to the extent available, the holders of Series C-1 and Series C-2 preferred stock will be paid $1.179633 per share plus any dividends declared but unpaid on the Series C-1 and Series C-2 preferred stock, prior and in preference to any distributions to the holders of common stock and Series A, Series A-1 or Series B preferred stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock and the Series C-1 and Series C-2 preferred stock, then, to the extent available, the holders of Series B preferred stock will be paid $0.4064 per share plus any dividends declared but unpaid on the Series B preferred stock, prior and in preference to any distributions to the holders of common stock and Series A or Series A-1 preferred stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock, Series C-1, Series C-2 and Series B preferred stock, then, to the extent available, the holders of Series A and Series A-1 preferred stock will be paid $1.00 and $1.30 per share, respectively, plus any dividends declared but unpaid on the Series A and A-1 preferred stock prior and in preference to any distributions to the holders of common stock.

After payments have been made in full to the holders of the Redeemable Preferred Stock, then, to the extent available, the remaining amounts will be distributed among the holders of the shares of preferred stock and common stock, pro rata based on the number of shares held by each holder, treating for this purpose all such securities as if they had been converted to common stock immediately prior to such dissolution, liquidation or winding up of the Company.

Unless 55% of the holders of the Senior Preferred Stock, voting together as a single class, elect otherwise, a Deemed Liquidation Event shall include a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license, or other disposition of substantially all of the assets of the Company.

Conversion

Each share of Redeemable Preferred Stock is convertible, at the option of the holder, at any time, and without the payment of additional consideration, or will automatically be converted into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a firm commitment underwritten public offering at a price per share to the public, which when multiplied by the total number of shares of common stock then outstanding or then issuable upon conversion of outstanding Redeemable

Preferred Stock immediately prior to the consummation of the offering, exceeds $150,000 and with at least $50,000 of gross proceeds to the Company or (ii) upon the vote or written consent of the holders of at least 55% of the outstanding shares of the Senior Preferred Stock, voting together as a single class. All shares that are required to be surrendered per the provisions above will be deemed to have been retired and canceled and may not be reissued as shares of preferred stock.

The conversion ratio of each series of Redeemable Preferred Stock is determined by dividing the Original Issue Price of each series of preferred stock by the Conversion Price of each series, except for Series D-1 preferred stock. The conversion ratio for Series D-1 is determined by dividing $11.722013 by the Series D Conversion Price. The Conversion Price is $99.37 for Series A, $129.181 for Series A-1, $4.038397 for Series B, $11.722013 for Series C-1, Series C-2, Series D, Series E and Series E-2, and $13.51432 for Series E-1, Series E-3 and Series F. The Conversion Price is subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation, as amended and restated.

Redemption Rights

At the written election of at least 55% of the holders of the Senior Preferred Stock, voting together as a single class, the shares of Redeemable Preferred Stock outstanding are redeemable, at any time on or after December 22, 2020, in three equal annual installments commencing 60 days after receipt of the required vote, in an amount equal to the Original Issue Price per share of each series of Redeemable Preferred Stock plus all declared but unpaid dividends thereon.

7. Common Stock

As of June 30, 2017 and December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 143,500,000 shares of $0.001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the Redeemable Preferred Stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of Redeemable Preferred Stock equivalent to the dividend amount they would receive if each preferred share were converted into common stock. The Company may not pay dividends to common stockholders until all dividends accrued or declared but unpaid on the Redeemable Preferred Stock have been paid in full. As of June 30, 2017 and December 31, 2016, no dividends had been declared.

As of June 30, 2017 and December 31, 2016, the Company had reserved 13,631,297 and 12,206,216 shares, respectively, for the conversion of outstanding shares of Redeemable Preferred Stock (see Note 6), the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s stock incentive plans (see Note 8). Upon completion of the Company’s IPO on July 5, 2017, all shares of Redeemable Preferred Stock converted to common stock.

8. Stock-Based Awards

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) was approved by the Company’s stockholders on June 16, 2017 and became effective on June 28, 2017. Under the 2017 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, awards of restricted stock units and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2017 Plan; however, incentive stock options may only be granted to employees. The 2017 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock covered by options and the date those options become exercisable, type of options to be granted, exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2017 Plan with service-based vesting conditions generally vest over four years and may not have a duration in excess of ten years.

The total number of shares of common stock that may be issued under the 2017 Plan was (1) 1,244,816; plus (2) the number of shares equal to the sum of the number of shares of our common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. During the three months ended June 30, 2017, pursuant to the terms of our 2017 Stock Incentive Plan, we granted options to employees to purchase 147,428 shares of common stock at a price of $15.00 per share.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

The exercise price for stock options granted may not be less than the fair market value of the common stock as of the date of grant.

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors.

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2016 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2016 Plan with service-based vesting conditions vest over four years and expire after ten years.

The 2016 Plan terminated in 2017. No shares remained available for future issuance as of June 30, 2017.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2017 Plan.

2006 Stock Incentive Plan

The Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2006 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2006 Plan with service-based vesting conditions generally vest over four years and expire after ten years, although options have been granted with vesting terms of less than four years.

The 2006 Plan expired in 2016. No shares remained available for future issuance as of December 31, 2016.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2017 Plan.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2017 and 2016 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk-free interest rate	2.19%	1.37%
Expected term (in years)	6.1	6.1
Expected volatility	80.2%	80.5%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2016	920,731	$4.36	6.4	$1,297
Granted	588,701	8.08
Exercised	(18,524)	4.33
Forfeited	(46,594)	5.14

Outstanding at June 30, 2017	1,444,314	$5.85	7.7	$8,220

Options exercisable at June 30, 2017	636,409	$4.00	5.8	$4,550
Options vested and expected to vest at June 30, 2017	1,408,747	$5.81	7.6	$8,063
Options exercisable at December 31, 2016	585,959	$3.78	5.2	$1,136
Options vested and expected to vest at December 31, 2016	904,010	$4.37	6.3	$1,289

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $5.98 and $3.24, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2017 and 2016 was $412 and $545, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $126 and $6, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$131	$53	$205	$104
General and administrative expenses	142	114	264	226

	$273	$167	$469	$330

As of June 30, 2017, the Company had an aggregate of $14,232 of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 3.4 years.

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,923)	$(5,534)	$(9,480)	$(9,459)
Accretion of redeemable convertible preferred stock to redemption value	(21)	(19)	(41)	(37)

Net loss attributable to common stockholders	$(4,944)	$(5,553)	$(9,521)	$(9,496)

Denominator:
Weighted average common shares outstanding— basic and diluted	450,495	428,870	441,661	427,679

Net loss per share attributable to common stockholders—basic and diluted	$(10.98)	$(12.95)	$(21.56)	$(22.21)

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months and Six Months Ended June 30,
	2017	2016
Stock options to purchase common stock	1,444,314	993,844
Redeemable convertible preferred stock (as converted to common stock)	10,509,774	9,057,339

	11,954,088	10,051,183

10. Commitments and Contingencies

Operating Leases

In February 2010, the Company entered into an operating lease agreement for office and laboratory space, which, as amended, expires in May 2018. Upon entering into the agreement, the Company was required to maintain a security deposit of $776, which was recorded as restricted cash in the Company’s balance sheet. In connection with an amendment to the operating lease agreement in January 2015, the required security deposit was reduced from $776 to $63, and $713 of restricted cash was released to the Company.

In connection with an amendment to the operating lease agreement in June 2011, the landlord agreed to fund up to $752 in improvements to the leased facility, which was recorded as a liability and is being recognized as a reduction of rent expense over the remaining lease term.

The agreement requires future minimum lease payments for the years ending December 31, 2017 (remaining six months) and 2018 of $270 and $202, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $120 and $105 for the three months ended June 30, 2017 and 2016, respectively, and $239 and $211 for the six months ended June 30, 2017 and 2016, respectively.

Intellectual Property Licenses

Harvard and Dana-Farber Agreement

In August 2006, the Company entered into an exclusive license agreement with President and Fellows of Harvard College (“Harvard”) and Dana-Farber Cancer Institute (“DFCI”). The agreement granted the Company an exclusive worldwide license, with the right to sublicense, under specified patents and patent applications to develop, obtain regulatory approval for and commercialize specified product candidates based on stapled peptides. Under the agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products and to achieve specified milestone events by specified dates. In connection with entering into the agreement, the Company paid an upfront license fee and issued to Harvard and DFCI shares of its common stock.

In February 2010, the agreement was amended and restated (the “Harvard/DFCI agreement”) under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. In addition, the agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the agreement, the Company’s sublicense payment obligations may be subject to specified reductions.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $145 each year. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company did not incur any license fees during the three months ended June 30, 2017 and 2016 and incurred license fees of $145 during each of the six months ended June 30, 2017 and 2016. In addition, the Company did not make any milestone payments during the three and six month periods ended June 30, 2017 and 2016. As of June 30, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through June 30, 2017 and December 31, 2016, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,428 and $4,283, respectively.

As of June 30, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement.

Materia Agreement

In December 2006, the Company entered into a license agreement (the “Materia agreement”) with Materia, Inc. (“Materia”), under which it was granted a non-exclusive worldwide license, with the right to sublicense, under specified patent and patent applications to utilize Materia’s catalysts to develop, obtain regulatory approval for and commercialize specified peptides owned or controlled by Materia and the right to manufacture specified compositions owned or controlled by Materia.

Under the Materia agreement, the Company is obligated to make aggregate milestone payments to Materia of up to $6,400 upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to each licensed product. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

The Materia agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and six month periods ended June 30, 2017 and 2016, respectively. In addition, the Company did not make any milestone payments during the three and six month periods ended June 30, 2017 and 2016. As of June 30, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Scripps Agreement

In October 2010, the Company entered into a patent license agreement (the “Scripps agreement”) with The Scripps Research Institute (“Scripps”) under which it was granted a license, with the right to sublicense, for the exclusive worldwide rights to utilize Scripps’ “Click” chemistry for therapeutics and non-exclusive worldwide rights for diagnostics with the Company’s stabilized peptide and protein technology platforms.

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and six month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of June 30, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2017 or December 31, 2016.

11. Income Taxes

The Company did not provide for any income taxes for the three month or six month periods ended June 30, 2017 or 2016 and it did not record any deferred income tax assets for the operating losses incurred in each period, due to its uncertainty of realizing a benefit from those items.

12. Subsequent Events

For the unaudited financial statements as of June 30, 2017, and for the six months then ended, the Company evaluated subsequent events through August 10, 2017, the date on which those financial statements were available to be issued.

Initial Public Offering

On June 28, 2017, the Company’s registration statement on Form S-1 relating to its IPO of its common shares was declared effective by the SEC. The IPO closed on July 5, 2017 and the Company issued and sold 3,750,000 common shares at a public offering price of $15.00 per share for net proceeds of $50,091 after deducting underwriting discounts and commissions of $3,938 and estimated offering expenses of approximately $2,222. Upon the closing of the IPO, all shares of preferred stock then outstanding converted into an aggregate of 10,509,774 common shares. As of August 10, 2017, there were 14,714,816 shares of common stock outstanding.

Increase in Authorized Shares

On July 5, 2017, the Company amended and restated its certificate of incorporation to change authorized capital stock to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, all with a par value of $0.001 per share.

Unaudited Pro Forma Financial Data

The unaudited pro forma condensed balance sheet data in the table below reflects the sale of common stock in the IPO and the net proceeds of $50,091 that the Company received, after deducting the underwriting discounts and commissions of $3,938, and estimated offering expenses of $2,222, of which $433 were paid as of June 30, 2017 and therefore are not included in the pro forma adjustment to cash below. In addition, the unaudited pro forma condensed balance sheet reflects the automatic conversion of all of our outstanding shares of redeemable convertible preferred stock into 10,509,774 shares of common stock, which occurred upon the closing of our IPO on July 5, 2017.

	Historical as of June 30, 2017	Pro Forma Adjustments	Pro Forma as of June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$9,397	$50,510	$59,907
Investments	1,946	—	1,946
Prepaid expenses and other current assets	561	—	561
Restricted cash	88	—	88

Total current assets	11,992	50,510	62,502
Property and equipment, net	109	—	109
Restricted cash	—	—	—
Other assets	782	—	782
Deferred offering costs	2,222	(2,222)	—

Total assets	$15,105	$48,288	$63,393

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Total liabilities	$5,471	$(1,803)	$3,668
Redeemable convertible preferred stock	130,412	(130,412)	—
Stockholders’ equity (deficit):
Common stock	—	15	15
Additional paid-in capital	3,044	180,488	183,532
Accumulated deficit	(123,822)	—	(123,822)

Total stockholders’ equity (deficit)	(120,778)	180,503	59,725

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$15,105	$48,288	$63,393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2016 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission or SEC pursuant to Rule 424(b)(4) on June 29, 2017, which we refer to as the Prospectus.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. Our lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924, which is currently being tested in multiple clinical trials, reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. Our ongoing clinical trials of ALRN-6924 consist of a Phase 1 trial for the treatment of advanced solid tumors or lymphomas, which we refer to as our Phase 1 All-comers trial, a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced myelodysplastic syndrome, or MDS, as a monotherapy and a Phase 1b trial for the treatment of AML/MDS in combination with cytosine arabinoside, or Ara-C. We believe that, based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, there may be significant opportunity to develop ALRN-6924 as a monotherapy or combination therapy for a wide variety of solid and liquid tumors. We believe that by using our proprietary stapled peptide drug platform, we can develop first-in-class molecules, like ALRN-6924, that contain a novel set of properties. As such, our stapled peptide drugs may be able to address historically undruggable targets and complex mechanisms, such as intracellular protein-protein interactions like p53, that underlie many diseases with high unmet medical need. We believe that stapled peptide therapeutics have the potential to become a major class of drugs, like small molecules and monoclonal antibodies, for oncology and other therapeutic areas, and may significantly improve treatment paradigms and clinical outcomes for patients.

We were incorporated in 2001 and commenced principal operations in 2006. We have devoted substantially all of our resources to developing our product candidates, including ALRN-6924, developing our stapled peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

On June 28, 2017, our registration statement on Form S-1 relating to our initial public offering of our common stock, or IPO, was declared effective by the SEC. The IPO closed on July 5, 2017 and we issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50,091 after deducting underwriting discounts and commissions of $3,938 and estimated offering expenses of approximately $2,222. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.

Prior to the IPO, we financed our operations through, private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. Through June 30, 2017, we had received gross proceeds of $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $4.9 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively, and were $9.5 million for each of the six months ended June 30, 2017 and 2016. As of June 30, 2017, we had an accumulated deficit of $123.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2017, we had cash, cash equivalents and investments of $11.3 million. We closed our IPO on July 5, 2017, resulting in net proceeds to us of $50.1 million. We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and investments as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for ALRN-6924 or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs and milestone payments made under our licensing arrangements by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the table below. Unallocated research and development expenses also includes internal research relating to non-clinical and pipeline compounds in oncology and non-oncology indications.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
ALRN-6924 and P53 program	$2,021	$1,234	$3,759	$2,695
Other early-stage development programs	33	46	105	90
Unallocated research and development expenses	1,107	806	2,239	1,794

Total research and development expenses	$3,161	$2,086	$6,103	$4,579

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years and next generation stapled peptide compounds for the treatment of a variety of disease indications.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including

•	the scope, rate of progress, expense and results of our ongoing clinical trials of ALRN-6924, as well as of any future clinical trials of ALRN-6924 or other product candidates and other research and development activities that we may conduct;

•	uncertainties in clinical trial design and patient enrollment rates;

•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any marketing approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

We are currently conducting our Phase 1 All-comers trial, our Phase 2a PTCL trial and our Phase 1/1b AML/MDS trials. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials of ALRN-6924 and preclinical studies of ALRN-6924, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest and Other Income

Interest and other income consists of interest income earned on our cash, cash equivalents and investments. Our interest income has not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will increase in the future as we expect our investment balances to be higher due to the net proceeds of $50.1 million that we received on July 5, 2017 from the IPO.

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had federal and state net operating loss carryforwards of $107.3 million and $103.8 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $1.6 million and $1.2 million, respectively, which begin to expire in 2025 and 2024, respectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	3,161	2,086	1,075
General and administrative	1,791	3,464	(1,673)

Total operating expenses	4,952	5,550	(598)

Loss from operations	(4,952)	(5,550)	598
Interest and other income	29	16	13

Net loss	$(4,923)	$(5,534)	$611

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
ALRN-6924 and P53 program	$2,021	$1,234	$787
Other early-stage development programs	33	46	(13)
Unallocated research and development expenses	1,107	806	301

Total research and development expenses	$3,161	$2,086	$1,075

Research and development expenses for the three months ended June 30, 2017 were $3.2 million, compared to $2.1 million for the three months ended June 30, 2016. The increase of $1.1 million was due primarily to an increase of $0.8 million in research expenses associated with our lead product candidate, ALRN-6924, and our P53 program. The increase in ALRN-6924 and our P53 program expenses was due primarily to an increase in clinical trial costs in the three months ended June 30, 2017 associated with our ongoing Phase 1/1b AML/MDS trials of ALRN-6924 which commenced in the second half of 2016.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended June 30, 2017, compared to $3.5 million for the three months ended June 30, 2016. The decrease of $1.7 million was primarily due to a decrease of $1.6 million in professional fees, of which $1.5 million related to the write-off of offering costs in the three months ended June 30, 2016, consisting mostly of legal and accounting fees, previously capitalized in connection with a postponed equity financing.

Interest and Other Income

Interest and other income for the three months ended June 30, 2017 was comparable to interest and other income for the three months ended June 30, 2016. Our interest income has not been significant due to low investment balances and low interest earned on those balances.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	6,103	4,579	1,524
General and administrative	3,438	4,910	(1,472)

Total operating expenses	9,541	9,489	52

Loss from operations	(9,541)	(9,489)	(52)
Interest and other income	61	30	31

Net loss	$(9,480)	$(9,459)	$(21)

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
ALRN-6924 and P53 program	$3,759	$2,695	$1,064
Other early-stage development programs	105	90	15
Unallocated research and development expenses	2,239	1,794	445

Total research and development expenses	$6,103	$4,579	$1,524

Research and development expenses for the six months ended June 30, 2017 were $6.1 million, compared to $4.6 million for the six months ended June 30, 2016. The increase of $1.5 million was due primarily to an increase of $1.1 million in research expenses associated with our lead product candidate, ALRN-6924, and our P53 program. The increase in ALRN-6924 and P53 program expenses was due primarily to an increase in clinical trial costs in 2017 associated with our ongoing Phase 1/1b AML/MDS trials of ALRN-6924 which commenced in the second half of 2016.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the six months ended June 30, 2017, compared to $4.9 million for the six months ended June 30, 2016. The decrease of $1.5 million was primarily due to a decrease of $1.4 million in professional fees and a decrease of $0.1 in personnel related costs. The decrease in professional fees was primarily the result of a charge of $1.5 million related to the write-off of offering costs in the six months ended June 30, 2016, consisting mostly of legal and accounting fees, previously capitalized in connection with a postponed equity financing.

Interest and Other Income

Interest and other income for the six months ended June 30, 2017 was comparable to interest and other income for the six months ended June 30, 2016. Our interest income has not been significant due to low investment balances and low interest earned on those balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Through June 30, 2017, we had received gross proceeds of $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of June 30, 2017, we had cash, cash equivalents and investments of $11.3 million.

On June 28, 2017, our registration statement on Form S-1 relating to our initial public offering of our common stock was declared effective by the SEC. The IPO closed on July 5, 2017 and we issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50,091 after deducting underwriting discounts and commissions of $3,938 and other offering expenses of approximately $2,222. Upon the closing of the IPO, all shares of preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(9,457)	$(6,855)
Cash used in investing activities	(1,994)	(6,046)
Cash provided by financing activities	133	13,018

Net increase (decrease) in cash and cash equivalents	$(11,318)	$117

Operating Activities. During the six months ended June 30, 2017, operating activities used $9.5 million of cash, resulting from our net loss of $9.5 million and cash used by changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $0.5 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of a decrease to accounts payable of $0.5 million and an increase to prepaid and other current assets or $0.3 million. The decrease in accounts payable is largely due to the timing of vendor invoicing and payments.

During the six months ended June 30, 2016, operating activities used $6.9 million of cash, primarily resulting from our net loss of $9.5 million offset by net cash provided by changes in our operating assets and liabilities of $0.7 million and $1.9 million of non-cash charges. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted primarily of an increase in accrued expenses and other current liabilities of $0.5 million and in accounts payable of $0.3 million. The increase in accrued expenses and other current liabilities was largely due to the increase of clinical trial-related accruals as we increased enrollment in our ongoing Phase 1 All-comers trial.

Investing Activities. During the six months ended June 30, 2017 and June 30, 2016, investing activities used $2.0 million and $6.0 million of cash, respectively, consisting primarily of net purchases of investments.

We expect that purchases of property and equipment will increase over the next several years resulting from our expected move into a new office and laboratory facility in 2018.

Financing Activities. During the six months ended June 30, 2017, net cash provided by financing activities was $0.1 million, primarily due to the net proceeds of $0.5 million from our sale of Series F preferred stock in February 2017 offset by payments of initial public offering costs of $0.4 million.

During the six months ended June 30, 2016, net cash provided by financing activities was $13.0 million, primarily due to the net proceeds from our sales of Series E-1 preferred stock of $13.2 million, partially offset by payments of initial public offering costs of $0.2 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in the early stages of clinical development, and other product candidates and programs. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;

•	initiate and continue research and preclinical and clinical development of our other product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

As of June 30, 2017, we had cash, cash equivalents and investments of $11.3 million. We closed our IPO on July 5, 2017, resulting in net proceeds to us of $50.1 million. We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and investments as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;

•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;

•	the number of future product candidates that we pursue and their development requirements;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions;

•	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•	the costs of operating as a public company.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any products for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Prospectus. See Note 10 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the three months ended June 30, 2017, there were no material changes to our contractual obligations and commitments as of March 31, 2017 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three and six month periods ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Significant Judgements and Estimates” in our Prospectus and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses;

•	Stock-based compensation;

•	Determination of the fair value of common stock

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of June 30, 2017, our cash equivalents consisted of money market accounts and investments in government sponsored enterprises and commercial paper that have contractual maturities of less than 90 days. As of June 30, 2017, our investments consisted of investments in government sponsored enterprises and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $9.5 million for the six months ended June 30, 2017 and $18.1 million for the year ended December 31, 2016. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and, to a lesser extent, a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;

•	initiate and continue research and preclinical and clinical development of our other product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

To become and remain profitable, we must develop, obtain approval for and eventually commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those drugs for which we may obtain marketing approval and establishing and managing any collaborations for the development, marketing and/or commercialization of our product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were incorporated in 2001 and commenced principal operations in 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our stapled peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. All of our product candidates other than ALRN-6924 are in preclinical research. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any particular quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, ALRN-6924 and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and investments as of June 30, 2017, together with the net proceeds from our initial public offering that closed on July 5, 2017, will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and investments as of June 30, 2017, together with the net proceeds from our initial public offering that closed on July 5, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. Our estimate as to how long we expect our existing cash, cash equivalents and investments as of June 30, 2017, together with the net proceeds from our initial public offering, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;

•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;

•	the number of future product candidates that we pursue and their development requirements;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions;

•	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•	the costs of operating as a public company.

Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. If we are unable to obtain product approvals or generate significant commercial revenues, our business will be materially harmed.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenues from the sale of drugs, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce and/or eliminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our lead product candidate, ALRN-6924, which is currently in multiple clinical trials. Our clinical trials of ALRN-6924 may not be successful. If we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ALRN-6924, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of ALRN-6924. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenues from sales of any products, and we may never be able to develop a marketable product.

ALRN-6924 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We believe that it is the current view of the U.S. Food and Drug Administration, or FDA, that in the event that we decide to seek marketing approval of ALRN-6924 with a label limited to non-mutated or wild type, or WT, p53 cancer patients, we would be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We would also expect that we would be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. Companion diagnostics are subject to regulation as medical devices and must be separately approved or cleared for marketing by the FDA or certain other foreign regulatory agencies. We are not permitted to market or promote ALRN-6924, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of ALRN-6924 will depend on several factors, including the following:

•	successful and timely completion of our ongoing clinical trials of ALRN-6924;

•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals for both ALRN-6924 and any required companion diagnostic from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;

•	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator.

The approach we are taking to discover and develop novel drugs is unproven and may never lead to marketable products.

We have concentrated our efforts and therapeutic product research on stapled peptide technology, and our future success depends on the successful development of this technology and products based on stapled peptide technology. Neither we nor any other company has received marketing approval to market therapeutics utilizing stapled peptides. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Very few drug candidates based on these discoveries have ever been tested in animals, and development of an earlier stapled peptide product candidate by us was suspended following a clinical trial due to the anticipated costs of required reformulation. Peptides, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent molecular properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into peptides. We may spend large amounts of money trying to introduce these properties, and never succeed in doing so. In addition, our stapled peptide product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our technological approach, we will not become profitable and the value of our common stock will decline. Further, our focus on stapled peptide technology as opposed to multiple technologies increases the risks associated with the ownership of our common stock. If our approach is not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to successfully identify and implement an alternative product development strategy.

Moreover, our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and MDMX and MDM2, thereby freeing p53 to transit to its DNA target in the nucleus and initiate apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDMX and MDM2 with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDMX and MDM2 in reactivating WT p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDMX and MDM2. As such, the effect of binding to and simultaneously disrupting the interactions of MDMX and MDM2 with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDMX and MDM2 in circumventing the p53 mechanism, such as HPV, is still the subject of continued research. As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on all target cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. For instance, our first clinical trial of one of our earlier stapled peptide product candidates did not generate the desired results, and we suspended the development program. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

From time to time, we may publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

In addition, the design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.

We have multiple clinical trials of ALRN-6924 currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of ALRN-6924, such event could adversely affect our other clinical trials of ALRN-6924. Moreover, there is a relatively limited safety data set for product candidates utilizing stapled peptides or that are designed to reactivate p53. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a product candidate utilizing stapled peptides or that is designed to reactivate p53, such as the small molecules in development that target the p53-MDM2 interaction, could adversely affect our clinical trials of ALRN-6924.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidates or be unable to obtain marketing approval.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of ALRN-6924, do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining marketing approval to commence a trial;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board approval at each clinical trial site;

•	recruiting suitable patients to participate in a trial;

•	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;

•	patients failing to comply with trial protocol or dropping out of a trial;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	the need to add new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;

•	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the drug removed from the market after obtaining marketing approval.

Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, we rely on third-party CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring drugs to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because our clinical trials of ALRN-6924 are focused on indications with small patient populations and are targeted at a subset of patients in such indications with cancer cells that contain WT p53, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•	patient eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•	continued enrollment of prospective patients by clinical trial sites.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board, or IRB, or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities or a more restrictive label, if approved.

Based on safety data in our ongoing Phase 1 clinical trial of ALRN-6924 in adult patients with advanced solid tumors or lymphomas, which we refer to as our Phase 1 All-comers trial, we consider ALRN-6924 to be well tolerated by patients in that trial. In our Phase 1 All-comers trial, as of May 1, 2017, treatment-related adverse events were seen across all dose levels in 96% of patients, with 81% of those patients reporting maximum treatment-related adverse events of grade 1 or 2, with a limited number of patients reporting maximum treatment-related adverse events of grade 3 or 4. The most frequent treatment-related adverse events were gastrointestinal side effects, fatigue, anemia and headache. Dose limiting toxicities, or DLTs, were grade 3 fatigue at 3.1 mg/kg, and grade 3 hypotension, grade 3 alkaline phosphatase elevation, grade 3 anemia and grade 4 neutropenia at 4.4 mg/kg. Infusion-related reactions were seen in six patients, with three treatment discontinuations. The most common non-hematologic adverse events were gastrointestinal side effects, fatigue and headache. From a hematologic perspective, patients have experienced treatment-related hematologic adverse events of anemia, thrombocytopenia, a condition in which a patient has a low blood platelet count, lymphocytopenia, a condition in which a patient has low levels of lymphocyte, a type of white blood cell, in the blood, and neutropenia, a condition in which the patient has abnormally low levels of neutrophils, another type of white blood cell, in the blood. Four patients experienced grade 3 anemia, six patients experienced grade 3 lymphocytopenia, one patient experienced grade 4 lymphocytopenia, two patients experienced grade 3 neutropenia and one patient experienced grade 4 neutropenia.

In general, our clinical trials of ALRN-6924 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of ALRN-6924 and our other product candidates will include similar patients with deteriorating health. It is possible that some of these patients might die prior to their completion of our clinical trial. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924 or the other product candidate that may be the subject of the clinical trial. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

The FDA or comparable foreign regulatory authorities may, under certain circumstances, require that a companion diagnostic be approved for use with ALRN-6924. If we are unable to successfully develop and obtain approval for such a diagnostic, either on our own or through a third party, or if we experience significant delays in doing so, we may not obtain marketing approval for ALRN-6924 in a timely manner, or at all.

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 cancer patients, we would be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We would also expect that we would be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify WT p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate marketing approval prior to commercialization. We or any third party upon which we decide to rely may encounter difficulties in developing and obtaining approval for a companion diagnostic for ALRN-6924, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. The process of complying with the requirements of the FDA and comparable foreign regulatory authorities to support marketing authorization of a companion diagnostic is costly, time-consuming and burdensome. Any delay or failure to develop or obtain marketing approval of the companion diagnostic could delay or prevent approval of ALRN-6924.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to identify or discover additional potential product candidates.

One element of our strategy is to leverage our proprietary stapled peptide technology to develop additional product candidates across oncology and other diseases with unmet medical need. We may not be successful in doing so. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates;

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance; and

•	potential product candidates may not be effective in treating their targeted diseases.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, our business would be harmed.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;

•	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to competitive therapies;

•	the prevalence and severity of any side effects;

•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the product; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. We are not currently a party to a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved, or enter into collaborations with respect to the sale and marketing of our product candidates.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any commercial launch of a product candidate. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;

•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

If we enter into arrangements with third parties to perform sales and marketing services, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ALRN-6924, our lead product candidate, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

There are a large number of companies developing or marketing treatments for cancer, including the indications for which we may develop product candidates. Many of the companies that we compete or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG and Daiichi Sankyo Co., Ltd. If ALRN-6924 were to be approved for the indications for which we currently have ongoing clinical trials, it will compete with currently-marketed drugs or drugs that may be approved for marketing by the FDA in the future and such competition will not be limited to drugs that act through the reactivation of p53.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our drugs that receive marketing approval, or such authorities do not grant our drugs appropriate periods of data or market exclusivity before approving generic versions of our drugs, the sales of our drugs could be adversely affected.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA and the FDA may not approve the application until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic drug, in which case the applicant may submit its application four years following approval of the reference-listed drug. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug.

Competition that our drugs may face from generic versions of our drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those drug candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those drug candidates may be substantially limited if our drugs, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approval, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement and coverage for these products and related treatments will be available from government authorities, private health insurers and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for medical products. We cannot be sure that reimbursement will be available for any drug that we commercialize and, if reimbursement is available, we cannot be sure as to the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new products that we develop and for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or drugs that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants; 7

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any drugs that we may develop.

We currently hold clinical trial liability insurance coverage for up to $5.0 million, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of our products, if any.

In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of ALRN-6924 and expect to continue to rely upon third parties to conduct additional clinical trials of ALRN-6924 and our other product candidates. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The European Medicines Agency, or EMA, also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of such third parties could delay clinical development or marketing approval of our product candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue from sales of drugs.

We contract with third parties for the manufacture of our product candidates for preclinical studies and, in the case of ALRN-6924, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. To date, we have obtained the active pharmaceutical ingredient, or API, of ALRN-6924 from one third-party manufacturer. We have engaged a separate third-party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of ALRN-6924 to clinical sites. We do not have a long-term supply agreement with either of these third-party manufacturers, and we purchase our required drug supplies on a purchase order basis.

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for commercial supply of any of our product candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible failure of the third party to manufacture our product candidate according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible failure of the third party to manufacture our product candidates according to our specifications;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

Any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of the API of ALRN-6924 and we only currently use a different single third-party manufacturer for fill-and-finish services for ALRN-6924. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

Although we currently plan to retain all commercial rights to ALRN-6924 and our other stapled peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other stapled peptide product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to ALRN-6924 and our other stapled peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. For example, in 2013, Roche terminated the research collaboration to which we were a party.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development, marketing and/or commercialization of our product candidates or may elect not to continue or renew development, marketing or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or product candidates;

•	a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to the marketing and distribution of such drug or drugs;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable product candidates;

•	collaborators may learn about our discoveries, data, proprietary information, trade secrets, or compounds and use this knowledge to compete with us in the future; and

•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all.

If we decide to seek to establish collaborations, but are not able to establish those collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. As noted above, we may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties.

We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under then-existing collaboration agreements from entering into future agreements on certain terms with potential collaborators.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all, if and when we seek to enter into collaborations. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from sales of drugs.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, which include ALRN-6924 and others, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

We currently in-license certain intellectual property from President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, Materia, Inc., or Materia, and others. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

During the course of business we have decided not to pursue certain products or processes and have terminated certain corresponding intellectual property license agreements or removed certain intellectual property from current license agreements, and we may do so again in the future. If it is later determined that our activities or product candidates infringe this intellectual property we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the recently enacted Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our owned or in-licensed patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;

•	the active pharmaceutical ingredients in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

•	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•	we have engaged in scientific collaborations in the past, such as with Roche, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

•	we may not develop additional proprietary technologies for which we can obtain patent protection;

•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors or use such information to compete with us. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and this would have a material adverse effect on our business.

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Likewise, our current owned and in-licensed patents covering our proprietary technologies and our product candidates are expected to expire on various dates from 2020 through 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.

We are a party to license agreements with Harvard, DFCI, Materia and others, pursuant to which we in-license key patent and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

In early 2016, Harvard asserted that we had not achieved one or more of the diligence milestones set forth in our license agreement with Harvard and DFCI within the time provided for in the agreement and that we were in material breach of the license agreement. In making this assertion, Harvard did not seek to terminate the license agreement or interfere with our ongoing p53 program, but instead proposed to convert our exclusive license with respect to certain of the patent families licensed under the license agreement to a non-exclusive license. DFCI did not join Harvard in making this assertion or proposal and has not expressed a similar position to us. Under Harvard’s proposal, we would have retained our rights to these patent families under the license agreement on a non-exclusive basis, and Harvard and DFCI would have been able to license these patent families to third parties so that we would be unable to prevent third parties from practicing the claims of those patents, but Harvard and DFCI would not have been able to license to third parties any of the other patent families licensed to us under the license agreement or any of our own patents or patent applications. As such, Harvard’s proposal would not have impeded our development of ALRN-6924 or our other ongoing programs. However, we rejected the proposal and provided Harvard with a response stating that we believe that we had fully satisfied the diligence milestones as required under the license agreement and that Harvard’s claim of breach is incorrect. Since that time, we have continued to communicate with Harvard in the ordinary course under the license agreement and have paid a milestone payment to Harvard, and Harvard has not further asserted to us its claim of material breach or sought to terminate the license agreement. In addition, in May 2017, we received correspondence from Harvard, which indicated that Harvard is aware of a third party that is interested in developing a product that may require a license under certain of the patent families licensed to us under the license agreement. If Harvard were to assert in the future that we are in material breach of the license agreement and to seek to terminate the license agreement such that we lost our right to practice the claims of the patents licensed under the license agreement, we would not be able to commercialize ALRN-6924 until the applicable patents expired unless we were able to negotiate a new license arrangement with Harvard or DFCI with respect to the patent families owned by them respectively. Such loss of license rights under the license agreement with Harvard and DFCI or the loss of license rights under other of our license agreements if we were found not to be in compliance with such license agreements could materially adversely affect our business, results of operations, financial condition and prospects. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer similar consequences.

We may incur substantial costs as a result of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our products and technology.

If we or our licensors choose to go to court to stop a third party from using the inventions claimed in our owned or in-licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents.

We, or our licensors, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we, or our licensors, later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against such third party.

If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices, where either our owned or in-licensed foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

We may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights other than patents, and we may be unable to protect our rights to our products and technology.

We may rely on trade secrets and confidentiality agreements to protect our technology and know-how, especially where we do not believe patent protection is appropriate or obtainable. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful.

If we are sued for infringing patents or other intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert our product candidates infringe the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and

•	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

We may not be able to protect our intellectual property rights with patents throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process and following the issuance of a patent. Our failure to comply with such requirements could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent were in force, which would have a material adverse effect on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we or they receive approval of an NDA from the FDA or marketing approval from comparable foreign regulatory authorities. Our product candidates are in early stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities have substantial discretion and may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Our product candidates could fail to receive marketing approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market ALRN-6924, which would significantly harm our business, results of operations and prospects.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any collaborators we may have to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we, and any collaborators we may have in the future, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We, and any collaborators we may have in the future, may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

We, or any future collaborators, may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity many not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In April 2017, the FDA granted orphan drug designation to ALRN-6924 for use in the treatment of AML. We expect to seek orphan drug designation for ALRN-6924 for PTCL and MDS and may seek orphan drug designations for ALRN-6924 for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate as we have obtained for ALRN-6924 for AML, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our drugs could require substantial expenditure of resources and may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. For example, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system. Manufacturers of approved drugs and those manufacturers’ facilities are also required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or our future collaborators, receive marketing approval for one or more of our product candidates, we, and our future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and our future collaborators, are not able to comply with post-approval regulatory requirements, we, and our future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities and our, or our future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an Executive Order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued Executive Orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Any of our product candidates for which we, or our future collaborators, obtain marketing approval in the future will be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

Any of our product candidates for which we, or our future collaborators, obtain marketing approval in the future, will be subject to continual review by the FDA and other regulatory authorities.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	litigation involving patients taking our drug;

•	restrictions on such drugs, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a drug;

•	restrictions on drug distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the drugs from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of drugs;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	restrictions on coverage by third-party payors;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of drugs;

•	drug seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Recently enacted and future legislation, and a change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products and could decrease the coverage and price that we, or our future collaborators, may receive for any approved drugs. While the MMA only addresses drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, or ACA, which substantially changes the way healthcare is financed by both governmental and private insurers. The provisions of the Affordable Care Act of potential importance to our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum Medicaid rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extension of the rebate program to individuals enrolled in Medicaid managed care organizations;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and certain others, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative changes to or regulatory changes under the ACA remain possible and appear likely in the 115th U.S. Congress and under the Trump administration. The nature and extent of any legislative or regulatory changes to the ACA are uncertain at this time, particularly given the introduction of the American Health Care Act of 2017, or AHCA, which would repeal and replace key portions of the ACA. The AHCA was passed by the U.S. House of Representatives but remains subject to passage by the U.S. Senate. It is possible that the AHCA or other repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. This focus has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to that of other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

We may seek a breakthrough therapy designation for ALRN-6924 or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for ALRN-6924 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek fast track designation for ALRN-6924 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. If we seek fast track designation for a product candidate, we may not receive it from the FDA. However, even if we receive fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek priority review designation for ALRN-6924 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our relationships with healthcare providers, physicians and third-party payors will subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	HIPAA Privacy Provisions—as amended by HITECH and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and

•	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Numerous statements made by President Trump and members of the U.S. Congress indicate that it is likely that legislation that repeals the ACA, in whole or in part, and/or introduces a new form of healthcare reform will be approved by Congress and signed into law by President Trump. However, it is unclear at this point whether such legislation will be approved and, if approved, when it will become effective. Because of the uncertainty surrounding this replacement healthcare reform legislation, we cannot predict with any certainty the likely impact of the ACA’s repeal or the adoption of any other healthcare reform legislation on our financial condition or operating results. Whether or not there is alternative healthcare legislation enacted in the United States, there is likely to be significant disruption to the healthcare market in the coming months and years.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our President and Chief Executive Officer, our Senior Vice President, Chief Medical Officer, and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Joseph A. Yanchik III, our President and Chief Executive Officer, and Manuel Aivado, M.D., Ph.D., our Senior Vice President, Chief Medical Officer, as well as the other principal members of our management and scientific teams. Our agreements with Mr. Yanchik and Dr. Aivado do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers and directors and entities associated or affiliated with our executive officers and directors maintain the ability to control all matters submitted to stockholders for approval.

As of July 5, 2017, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 68% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for shares of common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on The NASDAQ Global Market June 29, 2017. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of stockholders to sell their shares. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of ALRN-6924 and any of our other product candidates;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	the success of existing or new competitive products or technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	establishment or termination of collaborations for our product candidates or development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company until December 31, 2022, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock for the foreseeable future, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 10, 2017, we have outstanding 14,714,816 shares of common stock. This includes the 3,750,000 shares that we sold in our initial public offering. The remaining 10,964,816 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our public offering or under agreements entered into between us and the holders of those shares. These restrictions are due to expire December 25, 2017, resulting in these shares becoming eligible for public sale on December 26, 2017, subject to applicable securities laws. In July 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of August 10, 2017, we had options to purchase an aggregate of 1,940,286 shares of our common stock outstanding, of which options to purchase 678,401 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us during the three months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

During the three months ended June 30, 2017, pursuant to the terms of our 2017 Stock Incentive Plan we granted to certain of our employees options to purchase an aggregate of 147,428 shares of our common stock, at a weighted-average exercise price of $15.00 per share. During the three months ended June 30, 2017, we issued an aggregate of 3,522 shares of common stock upon the exercise of options for aggregate consideration of $5,000. No underwriters were involved in the foregoing issuances of securities. The issuances of stock options and the shares of our common stock issued upon the exercise of the options described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On July 5, 2017, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2017, we closed our initial public offering of 3,750,000 shares of our common stock at a public offering price of $15.00 per share for an aggregate offering of approximately $56.3 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-218474), which was declared effective by the SEC on June 28, 2017. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC acted as joint book-running managers for the offering and as representatives of the underwriters. William Blair & Company, L.L.C. and Canaccord Genuity Inc. acted as co-managers. The offering commenced on June 28, 2017 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of approximately $50.1 million, after deducting underwriting discounts and commissions of $3.9 million and estimated offering expenses of $2.2 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We had not used any of the net offering proceeds as of June 30, 2017 because the initial public offering closed on July 5, 2017. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: August 10, 2017	By:	/s/ Joseph A. Yanchik
Joseph A. Yanchik III
President and Chief Executive Office (principal executive officer)

Date: August 10, 2017	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on July 5, 2017.

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on July 5, 2017.

10.1	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218474) filed with the SEC on June 19, 2017).

10.2	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218474) filed with the SEC on June 19, 2017).

10.3	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218474) filed with the SEC on June 19, 2017).

10.4	2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-218474) filed with the SEC on June 19, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document