Form 10-Q
period 2017-09-30
AILERON THERAPEUTICS INC
filed 2017-11-09
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2017, the registrant had 14,718,787 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,428	$20,715
Investments	43,437	—
Prepaid expenses and other current assets	1,164	333
Restricted cash	88	25
Total current assets	58,117	21,073
Property and equipment, net	111	107
Restricted cash	—	63
Other assets	808	778
Total assets	$59,036	$22,021
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,650	$1,971
Accrued expenses and other current liabilities	3,373	2,100
Total current liabilities	5,023	4,071
Deferred rent	—	11
Total liabilities	5,023	4,082
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (Series A, A-1, B, C-1, C-2, D, D-1, E, E-1, E-2, E-3 and F), $0.01 par value; no shares and 151,557,293 shares authorized at September 30, 2017 and December 31, 2016, respectively; no shares and 105,631,019 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	129,745
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and no shares authorized at September 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 150,000,000 shares and 143,500,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 14,718,787 and 432,413 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	15	—
Additional paid-in capital	184,085	2,536
Accumulative other comprehensive loss	(6)	—
Accumulated deficit	(130,081)	(114,342)
Total stockholders’ equity (deficit)	54,013	(111,806)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$59,036	$22,021

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,825	2,605	9,928	7,184
General and administrative	2,601	1,627	6,039	6,537
Total operating expenses	6,426	4,232	15,967	13,721
Loss from operations	(6,426)	(4,232)	(15,967)	(13,721)
Interest and other income	167	10	228	40
Net loss	(6,259)	(4,222)	(15,739)	(13,681)
Accretion of redeemable convertible preferred stock to redemption value	—	(19)	(41)	(57)
Net loss attributable to common stockholders	$(6,259)	$(4,241)	$(15,780)	$(13,738)
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(9.84)	$(3.16)	$(32.04)
Weighted average common shares outstanding—basic and diluted	13,939,950	430,929	4,990,535	428,770
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(6)	(3)	(6)	—
Total other comprehensive loss	(6)	(3)	(6)	—
Comprehensive loss	$(6,265)	$(4,225)	$(15,745)	$(13,681)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Shares	Amount	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2016	105,631,019	$129,745	432,413	$—	$2,536	$—	$(114,342)	$(111,806)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $32	483,501	626	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	41	—	—	(41)	—	—	(41)
Conversion of redeemable convertible preferred stock to common stock	(106,114,520)	(130,412)	10,509,774	11	130,401	—	—	130,412
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	3,750,000	4	50,005	—	—	50,009
Exercise of stock options	—	—	26,600	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	1,084	—	—	1,084
Unrealized loss on investments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(15,739)	(15,739)
Balances at September 30, 2017	—	$—	14,718,787	$15	$184,085	$(6)	$(130,081)	$54,013

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,739)	$(13,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	85	190
Net amortization of premiums and discounts on investments	(88)	(14)
Stock-based compensation expense	1,084	519
Change in deferred rent	(11)	(29)
Loss on disposal of property and equipment	—	12
Write-off of deferred offering costs	—	1,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(909)	(336)
Other assets	33	—
Accounts payable	(233)	284
Accrued expenses and other current liabilities	1,085	774
Net cash used in operating activities	(14,693)	(10,781)
Cash flows from investing activities:
Purchases of property and equipment	(74)	—
Purchases of investments	(52,130)	(12,634)
Proceeds from sales or maturities of investments	8,775	11,150
Changes in restricted cash	—	(25)
Net cash used in investing activities	(43,429)	(1,509)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	471	13,183
Proceeds from exercise of stock options	100	23
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	52,313	—
Payments of initial public offering costs	(2,049)	(180)
Net cash provided by financing activities	50,835	13,026
Net increase (decrease) in cash and cash equivalents	(7,287)	736
Cash and cash equivalents at beginning of period	20,715	3,768
Cash and cash equivalents at end of period	$13,428	$4,504
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$41	$57
Deferred offering costs included in accounts payable and accrued expenses	$255	$—
Conversion of convertible preferred stock into common stock upon listing of the Company's common stock on the NASDAQ	$130,412	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. ALRN-6924 was in multiple clinical trials as of September 30, 2017 and December 31, 2016.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary governmental regulatory approval or that any approved products will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its key employees and consultants.

Reverse Stock Split

On June 16, 2017, in connection with its initial public offering (“IPO”), the Company effected a one-for-9.937 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 6). Accordingly, all common share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

Initial Public Offering

On June 28, 2017, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 5, 2017, the Company issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50.0 million after deducting underwriting discounts and commissions of $3.9 million and estimated offering expenses of $2.3 million. Upon the closing of the IPO, all 106,114,520 shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 common shares.

Liquidity

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2017, the Company has funded its operations with net proceeds of $50.0 million from its IPO, $131.2 million from sales of preferred stock and $34.9 million from a collaboration agreement. As of September 30, 2017, the Company had cash, cash equivalents and investments of $56,865 million. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $130,081 as of September 30, 2017. The Company expects to continue to generate losses for the foreseeable future.

As of November 9, 2017, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $56,865 as of September 30, 2017 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-218474). The prospectus was filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of September 30, 2017, current restricted cash of $88 consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. As of December 31, 2016, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and non-current restricted cash consisted of $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities.

Investments

The Company classifies its available-for-sale investments as current assets on the balance sheet if they mature within one year from the balance sheet date.

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities or using other inputs that are observable or can be corroborated by observable market data. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statements of operations and comprehensive loss.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss.

The Company’s IPO was completed in July 2017 and deferred offering costs of $2,304 were recorded as a reduction to stockholder's equity.  As of September 30, 2017 and December 31, 2016, the Company did not have any deferred offering costs recorded. As of December 31, 2015, the Company had recorded $1,500 of deferred offering costs in contemplation of a probable 2016 equity financing. The Company determined in June 2016 that the equity financing was no longer probable of being consummated and, at that time, recorded general and administrative expense of $1,500 in the statement of operations and comprehensive loss to write-off the deferred offering costs that had been capitalized.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but contractually did not require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Entities can early adopt the provision to record changes in the fair value of financial liabilities under the fair value option resulting from instrument-specific credit risk separately in other comprehensive income. Early adoption of this provision can be elected for all financial statements for annual and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,321	$—	$—	$10,321
Corporate notes	—	1,000	—	1,000
Commercial paper	—	1,998	—	1,998
Investments:
Corporate notes	—	24,910	—	24,910
Commercial paper	—	18,527	—	18,527
	$10,321	$46,435	$—	$56,756

	Fair Value Measurements as of December 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,016	$—	$—	$20,016
	$20,016	$—	$—	$20,016

As of September 30, 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. As of December 31, 2016, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2017and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2016, the Company had no available-for-sale investments. As of September 30, 2017, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$18,530	$1	$(4)	$18,527
Commercial paper	24,913	1	(4)	24,910
	$43,443	$2	$(8)	$43,437

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Payroll and payroll-related costs	$795	$899
External research and development services	1,602	723
Professional fees	472	322
Other	504	156
	$3,373	$2,100

6. Redeemable Convertible Preferred Stock

As of September 30, 2017 and December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue no shares and 151,557,293 shares of $0.01 par value redeemable convertible preferred stock, respectively.

The Company previously had issued Series A, Series A-1, Series B, Series C-1 and Series C-2 redeemable convertible preferred stock (collectively, the “Junior Preferred Stock”) and Series D, Series D-1, Series E, Series E-1, Series E-2, Series E-3 and Series F redeemable convertible preferred stock (collectively, the “Senior Preferred Stock”), together the “Redeemable Preferred Stock”. The Redeemable Preferred Stock is classified outside of stockholders’ equity (deficit) because the shares contain redemption features that are not solely within the control of the Company.

In January 2016, the Company issued 9,705,882 shares of Series E-1 preferred stock at a price of $1.36 per share, resulting in proceeds of $13,183, net of issuance costs of $17.

In December 2016, the Company issued 13,949,357 shares of Series F redeemable convertible preferred stock (the “Series F preferred stock”) at a price of $1.36 per share, resulting in proceeds of $18,806, net of issuance costs of $165. As part of the Series F preferred stock purchase agreement, the investors agreed to purchase an additional 8,192,477 shares of Series F preferred stock at a price of $1.36 per share upon the Company achieving specified clinical milestones (the “second tranche closing”) for an aggregate purchase price of $11,142. In February 2017, the Company amended the Series F preferred stock purchase agreement to permit the sale of up to 758,458 additional shares of Series F preferred stock. In February 2017, pursuant to the amended Series F preferred stock purchase agreement, the Company issued 483,501 shares of Series F preferred stock at a price of $1.36 per share, resulting in proceeds of $626, net of issuance costs of $32. The purchasers of Series F preferred stock in this February 2017 closing agreed to purchase an additional 274,957 shares of Series F preferred stock at a price of $1.36 per share in the second tranche closing, which increased the aggregate number of shares of Series F preferred stock to be purchased in the second tranche closing to 8,467,434 shares for an aggregate purchase price of $11,516. The Company determined that the future tranche obligations of the Series F preferred stock purchase agreement, as amended, did not meet the definition of a freestanding financial instrument because, while separately exercisable, they were not legally detachable. Further, the Company determined that the embedded future tranche obligations did not require bifurcation for accounting purposes as they are clearly and closely related to the economic characteristics and risks of the initial preferred shares and would not qualify as a derivative on a standalone basis.

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

In February 2017, the Company issued 483,501 shares of Series F preferred stock at a price of $1.36 per share, resulting in proceeds of $626, net of issuance costs of $32.

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

Pursuant to the terms of the amended Series F preferred stock purchase agreement, if the second tranche closing did not occur prior to the closing of the Company’s initial public offering of common stock, then, immediately prior to such closing, the purchasers of the Series F preferred stock would be required to purchase a number of shares of the Company’s common stock equal to $11,516 divided by the price per share paid by the public in the initial public offering in a concurrent private offering. This requirement to purchase shares immediately prior to the closing of the Company’s initial public offering could be waived in whole or in part by the Company’s board of directors. As of December 31, 2016, the specified clinical milestones had not been achieved and the second tranche closing had not occurred.

On June 15, 2017, the Company’s board of directors waived in whole, effective immediately prior to the closing of the Company’s IPO, the requirement of the purchasers of Series F preferred stock to purchase shares of the Company’s common stock in a concurrent private offering in connection with the Company’s initial public offering.

Upon the completion of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of September 30, 2017, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

Redeemable Preferred Stock consisted of the following as of:

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

The holders of the Redeemable Preferred Stock had the following rights and preferences prior to conversion:

Voting Rights

The holders of the Redeemable Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote and had the right to vote the number of shares equal to the number of whole shares of common stock into which such holders of Redeemable Preferred Stock could convert on the record date for determination of stockholders entitled to vote. In addition, holders of the Senior Preferred Stock, voting as a single class, were entitled to elect three directors of the Company. The holders of the Junior Preferred Stock, voting as a single class, were entitled to elect two directors of the Company.

Dividends

The holders of the Redeemable Preferred Stock, in order of preference, were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The Company could not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Redeemable Preferred Stock then outstanding first received, or simultaneously received, a dividend on each outstanding share of Redeemable Preferred Stock in an amount at least equal to the greater of (i) $0.08 per share for Series A redeemable convertible preferred stock (“Series A preferred stock”), $0.104 per share for Series A-1 redeemable convertible preferred stock (“Series A-1 preferred stock”), $0.03251 per share for Series B redeemable convertible preferred stock (“Series B preferred stock”), $0.09437 per share for Series C-1 redeemable convertible preferred stock (“Series C-1 preferred stock”), $0.09437 per share for Series C-2 redeemable convertible preferred stock (“Series C-2 preferred stock”), $0.09437 per share for Series D redeemable convertible preferred stock

(“Series D preferred stock”), Series E preferred stock and Series E-2 preferred stock, $0.40 per share for Series D-1 redeemable convertible preferred stock (“Series D-1 preferred stock”), and $0.1088 per share for Series E-1 preferred stock, Series E-3 preferred stock and Series F preferred stock and (ii) (A) in the case of a dividend on common stock or any class or series of stock that is convertible into common stock, that dividend per share of Redeemable Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of each share of Redeemable Preferred Stock, or (B) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of Redeemable Preferred Stock determined by (1) dividing the amount of the dividend payable on each share of such class or series of capital stock by the Original Issue Price (as defined below) of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination of or other similar recapitalization affecting such shares) and (2) multiplying such fraction by an amount equal to the Original Issue Price of each series of Redeemable Preferred Stock. If the Company declared, paid or set aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of the Redeemable Preferred Stock would be calculated based upon the dividend on the class or series of capital stock that would result in the highest Redeemable Preferred Stock dividend. Stockholders were not entitled to any accruing dividends. No dividends have been declared or paid during the three or nine months ended September 30, 2017 or 2016.

The Original Issue Price per share was $1.00 for Series A, $1.30 for Series A-1, $0.4064 for Series B, $1.179633 for Series C-1, $1.179633 for Series C-2, $1.179633 for Series D, $5.50 for Series D-1, $1.179633 for Series E, $1.36 for Series E-1, $1.179633 for Series E-2, $1.36 for Series E-3 and $1.36 for Series F preferred stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Preferred Stock.

Liquidation Preference

In the event of any liquidation event, voluntary or involuntary, dissolution or winding up of the Company or Deemed Liquidation Event (as defined below), the holders of the then outstanding Series F preferred stock were entitled to receive, prior and in preference to any distributions to the holders of the common stock and other preferred stock, $1.36 per share, plus any dividends declared but unpaid on the Series F preferred stock.

After the payment of all preferential amounts to the holders of Series F preferred stock, then, to the extent available, the holders of the Series E-2 and Series E-3 preferred stock would have been paid $1.179633 per share and $1.36 per share, respectively, plus any dividends declared but unpaid on the Series E-2 and Series E-3 preferred stock, prior and in preference to any distributions to the holders of common stock, Series E, Series E-1, Series D and Series D-1 preferred stock and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of Series E-2 and Series E-3 preferred stock, then, to the extent available, the holders of the Series E preferred stock and the Series E-1 preferred stock would have been entitled to receive, prior and in preference to any distributions to the holders of the common stock and other preferred stock, $1.179633 per share and $1.36 per share, respectively, plus any dividends declared but unpaid on the Series E and Series E-1 preferred stock, prior and in preference to any distributions to the holders of common stock, Series D and Series D-1 preferred stock and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of Series E and Series E-1 preferred stock, then, to the extent available, the holders of the Series D and Series D-1 preferred stock would have been paid $1.179633 per share and $5.50 per share, respectively, plus any dividends declared but unpaid on the Series D and Series D-1 preferred stock, prior and in preference to any distributions to the holders of common stock and Junior Preferred Stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock, then, to the extent available, the holders of Series C-1 and Series C-2 preferred stock would have been paid $1.179633 per share plus any dividends declared but unpaid on the Series C-1 and Series C-2 preferred stock, prior and in preference to any distributions to the holders of common stock and Series B, Series A and Series A-1 preferred stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock, Series C-1 and Series C-2 preferred stock, then, to the extent available, the holders of Series B preferred stock would have been paid $0.4064 per share plus any dividends declared but unpaid on the Series B preferred stock, prior and in preference to any distributions to the holders of common stock and Series A and Series A-1 preferred stock.

After the payment of all preferential amounts to the holders of the Senior Preferred Stock, Series C-1, Series C-2 and Series B preferred stock, then, to the extent available, the holders of Series A and Series A-1 preferred stock would have been paid $1.00 and $1.30 per share, respectively, plus any dividends declared but unpaid on the Series A and A-1 preferred stock, prior and in preference to any distributions to the holders of common stock.

After payments have been made in full to the holders of the Redeemable Preferred Stock, then, to the extent available, the remaining amounts would have been distributed among the holders of the shares of preferred stock and common stock, pro rata based on the number of shares held by each holder, treating for this purpose all such securities as if they had been converted to common stock immediately prior to such dissolution, liquidation or winding up of the Company.

Unless 55% of the holders of the Senior Preferred Stock, voting together as a single class, elected otherwise, a Deemed Liquidation Event would have included a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of substantially all of the assets of the Company.

Conversion

Each share of Redeemable Preferred Stock was convertible, at the option of the holder, at any time, and without the payment of additional consideration, or would have automatically converted into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a firm commitment underwritten public offering at a price per share to the public, which when multiplied by the total number of shares of common stock then outstanding or then issuable upon conversion of outstanding Redeemable Preferred Stock immediately prior to the consummation of the offering, exceeded $150,000 and with at least $50,000 of gross proceeds to the Company or (ii) upon the vote or written consent of the holders of at least 55% of the outstanding shares of the Senior Preferred Stock, voting together as a single class. All shares that were required to be surrendered per the provisions above would have been deemed to have been retired and canceled and would not be reissued as shares of preferred stock.

The conversion ratio of each series of Redeemable Preferred Stock was determined by dividing the Original Issue Price of each series of preferred stock by the Conversion Price of each series, except for Series D-1 preferred stock. The conversion ratio for Series D-1 was determined by dividing $11.722013 by the Series D Conversion Price. The Conversion Price was $99.37 for Series A, $129.181 for Series A-1, $4.038397 for Series B, $11.722013 for Series C-1, Series C-2, Series D, Series E and Series E-2, and $13.51432 for Series E-1, Series E-3 and Series F. The Conversion Price was subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation, as amended and restated.

Redemption Rights

At the written election of at least 55% of the holders of the Senior Preferred Stock, voting together as a single class, the shares of Redeemable Preferred Stock outstanding were redeemable, at any time on or after December 22, 2020, in three equal annual installments commencing 60 days after receipt of the required vote, in an amount equal to the Original Issue Price per share of each series of Redeemable Preferred Stock plus all declared but unpaid dividends thereon.

7. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company effected its amended and restated certificate of incorporation, which authorizes the Company to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

8. Common Stock

As of December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 143,500,000 shares of $0.001 par value common stock. On July 5, 2017, the Company increased the authorized number of shares of common stock to 150,000,000 shares.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of September 30, 2017 and December 31, 2016, no dividends had been declared.

As of September 30, 2017, the Company had reserved 3,113,310 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 9). As of December 31, 2016, the Company had reserved 12,206,216 shares for the conversion of outstanding shares of Redeemable Preferred Stock (see Note 6), the exercise of outstanding stock options and the number of shares remaining available for future grant under the Company’s stock incentive plans (see Note 9). Upon completion of the Company’s IPO on July 5, 2017, all shares of Redeemable Preferred Stock converted to common stock.

9. Stock-Based Awards

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

Stock options granted under the 2017 Plan with service-based vesting conditions generally vest over four years and may not have a duration in excess of ten years, although options have been granted with vesting terms of less than four years.

The total number of shares of common stock that may be issued under the 2017 Plan was (1) 1,244,816; plus (2) the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors.

During the three months ended September 30, 2017, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 619,027 shares of common stock at a weighted average exercise price of $12.80 per share.

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

As of the effective date of the 2017 Plan, no stock options or other awards were made under the 2016 Plan. No shares remained available for future issuance as of September 30, 2017.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2017 and 2016 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk-free interest rate	2.15%	1.37%
Expected term (in years)	6.1	6.1
Expected volatility	80.6%	80.5%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2016	920,731	$4.36	6.4	$1,297
Granted	1,207,728	10.50
Exercised	(26,600)	3.76
Forfeited	(46,595)	5.14
Outstanding at September 30, 2017	2,055,264	$7.96	8.2	$11,385

Options exercisable at September 30, 2017	711,428	$4.33	5.9	$6,437
Options vested and expected to vest at September 30, 2017	1,998,844	$7.87	8.1	$11,239
Options exercisable at December 31, 2016	585,959	$3.78	5.2	$1,136
Options vested and expected to vest at December 31, 2016	904,010	$4.37	6.3	$1,289

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $7.51 and $3.24, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2017 and 2016 was $810 and $718, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $256 and $6, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$191	$54	$396	$158
General and administrative expenses	425	135	688	361
	$616	$189	$1,084	$519

As of September 30, 2017, the Company had an aggregate of $9,114 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.5 years.

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,259)	$(4,222)	$(15,739)	$(13,681)
Accretion of redeemable convertible preferred stock to redemption value	—	(19)	(41)	(57)
Net loss attributable to common stockholders	$(6,259)	$(4,241)	$(15,780)	$(13,738)

Denominator:
Weighted average common shares outstanding— basic and diluted	13,939,950	430,929	4,990,535	428,770

Net loss per share attributable to common stockholders— basic and diluted	$(0.45)	$(9.84)	$(3.16)	$(32.04)

The Company’s potential dilutive securities, which include stock options and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months and Nine Months Ended September 30,
	2017	2016
Stock options to purchase common stock	2,055,264	981,951
Redeemable convertible preferred stock (as converted to common stock)	—	9,057,339
	2,055,264	10,039,290

11. Commitments and Contingencies

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

The agreement requires future minimum lease payments for the years ending December 31, 2017 (remaining three months) and 2018 of $135 and $202, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $127 and $106 for the three months ended September 30, 2017 and 2016, respectively, and $367 and $316 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company did not incur any license fees during the three months ended September 30, 2017 and 2016 and incurred license fees of $145 during each of the nine months ended September 30, 2017 and 2016. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through September 30, 2017 and December 31, 2016, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,428 and $4,283, respectively.

As of September 30, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Materia agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and nine months ended September 30, 2017 and 2016, respectively. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of September 30, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2017 or December 31, 2016.

12. Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2017 and 2016. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2017 and December 31, 2016.

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

On June 28, 2017, our registration statement on Form S-1 relating to our initial public offering of our common stock, or IPO, was declared effective by the SEC. The IPO closed on July 5, 2017 and we issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50.0 million after deducting underwriting discounts and commissions of $3.9 million and offering expenses of $2.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. Through September 30, 2017, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $6.3 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, and were $15.7 million and $13.7 million for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, we had an accumulated deficit of $130.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2017, we had cash, cash equivalents and investments of $56.9 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
ALRN-6924 and p53 program	$2,451	$1,412	$6,209	$4,107
Other early-stage development programs	81	103	186	193
Unallocated research and development expenses	1,293	1,090	3,533	2,884
Total research and development expenses	$3,825	$2,605	$9,928	$7,184

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Interest and Other Income

Interest and other income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will increase in the future as our investment balance is higher due to the net proceeds of $50.0 million that we received on July 5, 2017 from the IPO.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,825	2,605	1,220
General and administrative	2,601	1,627	974
Total operating expenses	6,426	4,232	2,194
Loss from operations	(6,426)	(4,232)	(2,194)
Interest and other income	167	10	157
Net loss	$(6,259)	$(4,222)	$(2,037)

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$2,451	$1,412	$1,039
Other early-stage development programs	81	103	(22)
Unallocated research and development expenses	1,293	1,090	203
Total research and development expenses	$3,825	$2,605	$1,220

Research and development expenses for the three months ended September 30, 2017 were $3.8 million, compared to $2.6 million for the three months ended September 30, 2016. The increase of $1.2 million was due primarily to an increase of $1.0 million in research and development expenses associated with our lead product candidate, ALRN-6924, and our p53 program. The increase in ALRN-6924 and our p53 program expenses was due primarily to an increase in clinical trial costs in the three months ended September 30, 2017 associated with contract manufacturing costs and the ramp up of our Phase 1/1b AML/MDS trials of ALRN-6924 which commenced in the second half of 2016.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended September 30, 2017, compared to $1.6 million for three months ended September 30, 2016. The increase of $1.0 million was primarily due to an increase of $0.5 million in personnel related costs associated with higher non-cash stock compensation costs in the three months ended September 30, 2017 and an increase in professional fees of $0.3 million related to the increased cost of being a public company.

Interest and Other Income

Interest and other income for the three months ended September 30, 2017 was $0.2 million higher for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a higher balance in our investments for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  This higher balance resulted from the net proceeds of $50.0 million we received on July 5, 2017 from our IPO.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,928	7,184	2,744
General and administrative	6,039	6,537	(498)
Total operating expenses	15,967	13,721	2,246
Loss from operations	(15,967)	(13,721)	(2,246)
Interest and other income	228	40	188
Net loss	$(15,739)	$(13,681)	$(2,058)

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$6,209	$4,107	$2,102
Other early-stage development programs	186	193	(7)
Unallocated research and development expenses	3,533	2,884	649
Total research and development expenses	$9,928	$7,184	$2,744

Research and development expenses for the nine months ended September 30, 2017 were $9.9 million, compared to $7.2 million for the nine months ended September 30, 2016. The increase of $2.7 million was due primarily to an increase of $2.1 million in research and development expenses associated with our lead product candidate, ALRN-6924, and our p53 program. The increase in ALRN-6924 and p53 program expenses was due primarily to an increase in clinical trial costs in 2017 associated with contract manufacturing costs and the ramp up of our Phase 1/1b AML/MDS trials of ALRN-6924 which commenced in the second half of 2016.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the nine months ended September 30, 2017, compared to $6.5 million for the nine months ended September 30, 2016. The decrease of $0.5 million was primarily due to a decrease of $0.9 million in professional fees offset by an increase of $0.4 in personnel related costs. The decrease in professional fees was primarily the result of a charge of $1.5 million related to the write-off of offering costs in the nine months ended September 30, 2016, consisting mostly of legal and accounting fees, previously capitalized in connection with a postponed equity financing, offset by the increased costs related to being a public company.  The increase in personnel related costs is associated with higher non-cash stock compensation costs in the nine months ended September 30, 2017.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2017 was $0.2 million higher compared to the nine months ended September 30, 2016 due to a higher balance in our investments for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  This higher balance resulted from the net proceeds of $50.0 million we received on July 5, 2017 from our IPO.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Through September 30, 2017, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of September 30, 2017, we had cash, cash equivalents and investments of $56.9 million.

On June 28, 2017, our registration statement on Form S-1 relating to our initial public offering of our common stock was declared effective by the SEC. The IPO closed on July 5, 2017 and we issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50.0 million after deducting underwriting discounts and commissions of $3.9 million and other offering expenses of $2.3 million. Upon the closing of the IPO, all shares of preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(14,693)	$(10,781)
Cash used in investing activities	(43,429)	(1,509)
Cash provided by financing activities	50,835	13,026
Net increase (decrease) in cash and cash equivalents	$(7,287)	$736

Operating Activities. During the nine months ended September 30, 2017, operating activities used $14.7 million of cash, resulting from our net loss of $15.7 million offset by $1.1 million of non-cash charges. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted primarily of an increase of $1.1 million in accrued expenses and other current liabilities offset by a decrease to accounts payable of $0.2 million and an increase to prepaid and other current assets of $0.9 million. The increase in accrued expenses and other current liabilities is largely due to the increase of clinical trial-related accruals and contract manufacturing costs.

During the nine months ended September 30, 2016, operating activities used $10.8 million of cash, primarily resulting from our net loss of $13.7 million offset by net cash provided by changes in our operating assets and liabilities of $0.7 million and $2.2 million of non-cash charges. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted primarily of an increase in accrued expenses and other current liabilities of $0.8 million and in accounts payable of $0.3 million. The increase in accrued expenses and other current liabilities was largely due to the increase of clinical trial-related accruals as we increased enrollment in our ongoing Phase 1 All-comers trial.

Investing Activities. During nine months ended September 30, 2017 and nine months ended September 30, 2016, investing activities used $43.4 million and $1.5 million of cash, respectively, consisting primarily of net purchases of investments.

We expect that purchases of property and equipment will increase over the next several years resulting from our expected move into a new office and laboratory facility in 2018.

Financing Activities. During the nine months ended September 30, 2017, net cash provided by financing activities was $50.8 million, primarily due to the net proceeds from our IPO in July 2017 of $52.3 million. These proceeds were offset by payments of initial public offering costs of $2.0 million.

During the nine months ended September 30, 2016 net cash provided by financing activities was $13.0 million, primarily due to the net proceeds from our sales of Series E-1 preferred stock of $13.2 million, partially offset by payments of initial public offering costs of $0.2 million.

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

As of September 30, 2017, we had cash, cash equivalents and investments of $56.9 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Prospectus. See Note 11 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the six months ended September 30, 2017, there were no material changes to our contractual obligations and commitments as of March 31, 2017 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

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

During the three and nine months ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates” in our Prospectus and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses;
•	Stock-based compensation; and
•	Determination of the fair value of common stock.

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

We are exposed to market risk related changes in interest rates. As of September 30, 2017, our cash equivalents consisted of money market accounts and investments in corporate notes and commercial paper that have contractual maturities of less than 90 days. As of September 30, 2017, our investments consisted of investments in corporate notes and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $15.7 million for the nine months ended September 30, 2017 and $18.1 million for the twelve months ended December 31, 2016. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and, to a lesser extent, a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash, cash equivalents and investments as of September 30, 2017 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and investments as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2019. Our estimate as to how long we expect our existing cash, cash equivalents and investments as of September 30, 2017 to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Moreover, our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and MDMX and MDM2, thereby freeing p53 to transit to its DNA target in the nucleus and initiate apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDMX and MDM2 with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDMX and MDM2 in reactivating WT p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDMX and MDM2. As such, the effect of binding to and simultaneously disrupting the interactions of MDMX and MDM2 with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDMX and MDM2 in circumventing the p53 mechanism is still the subject of continued research. As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on all target cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

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

In general, our clinical trials of ALRN-6924 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of ALRN-6924 and our other product candidates will include similar patients with deteriorating health. It is possible that some of these patients might die prior to their completion of our clinical trial. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924 or the other product candidates that may be the subject of the clinical trial. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

If any of our product candidates are associated with adverse events or undesirable side effects or have properties that are unexpected, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable product candidates;
•	collaborators may learn about our discoveries, data, proprietary information, trade secrets or compounds and use this knowledge to compete with us in the future; and
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

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
•

our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope or may be held invalid or unenforceable as a result of legal challenges by third parties;

•

the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents or become hostile to us or the patents or patent applications on which they are named as inventors;

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an Executive Order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued Executive Orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Legislative changes to or regulatory changes under the ACA remain possible and appear likely in the 115th U.S. Congress and under the Trump administration. The nature and extent of any legislative or regulatory changes to the ACA are uncertain at this time. For instance, the U.S. Congress has focused on legislation that would repeal and replace certain provisions of the ACA but no legislation has been adopted by both houses of the U.S. Congress as of yet. It remains to be seen whether new legislation modifying the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.  It is possible that new legislation, if enacted into law, or regulatory changes could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could be repealed along with ACA coverage expansion provisions.  At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

Our relationships with healthcare providers, physicians and third-party payors will subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

Anti-Kickback Statute —the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

False Claims Act —the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•

HIPAA —the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

HIPAA Privacy Provisions —as amended by HITECH and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

Transparency Requirements —the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants and other payments or gifts with values over $10 made to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	FDCA —the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
•

Analogous State and Foreign Laws —analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our President and Chief Executive Officer, our Senior Vice President, Chief Medical Officer and other key executives and to attract, retain and motivate qualified personnel.

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

Risks Related to Our Common Stock

Our executive officers and directors and entities associated or affiliated with our executive officers and directors may have the ability to significantly influence all matters submitted to stockholders for approval.

As of September 30, 2017, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 31% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 9, 2017, we have outstanding 14,718,787 shares of common stock. This includes the 3,750,000 shares that we sold in our initial public offering. The remaining 10,968,787 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our public offering or under agreements entered into between us and the holders of those shares. These restrictions are due to expire December 25, 2017, resulting in these shares becoming eligible for public sale on December 26, 2017, subject to applicable securities laws. In July 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of November 9, 2017, we had options to purchase an aggregate of 2,055,264 shares of our common stock outstanding, of which options to purchase 759,307 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2017, we closed our initial public offering of 3,750,000 shares of our common stock at a public offering price of $15.00 per share for an aggregate offering of $56.3 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-218474), which was declared effective by the SEC on June 28, 2017. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC acted as joint book-running managers for the offering and as representatives of the underwriters. William Blair & Company, L.L.C. and Canaccord Genuity Inc. acted as co-managers. The offering commenced on June 28, 2017 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of $50.0 million, after deducting underwriting discounts and commissions of $3.9 million and estimated offering expenses of $2.3 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We had not used any of the net offering proceeds as of September 30, 2017. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus.

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

Aileron Therapeutics, Inc.

Date: November 9, 2017	By:	/s/ Joseph A. Yanchik
Joseph A. Yanchik III
President and Chief Executive Office (principal executive officer)

Date: November 9, 2017	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)