Form 10-K
period 2017-12-31
AILERON THERAPEUTICS INC
filed 2018-04-02
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
281 Albany Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of June 30, 2017, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $61,589,199.

As of March 26, 2018, the Registrant has 14,734,383 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	our plans to develop and commercialize ALRN-6924 and other product candidates, including the potential benefits thereof;
•	our ongoing and future clinical trials for ALRN-6924, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;
•	the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•	our expectations regarding our ability to fund out operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	potential benefits of any future collaboration;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. Our lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924, which is currently being tested in multiple clinical trials, reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. Our ongoing clinical trials of ALRN-6924 consist of a Phase 1 trial for the treatment of advanced solid tumors or lymphomas, a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced myelodysplastic syndrome, or MDS, as a monotherapy and a Phase 1b trial for the treatment of AML/MDS in combination with cytosine arabinoside, or Ara-C.

As of February 26, 2018, we had administered ALRN-6924 to 118 cancer patients in our clinical trials, and we believe it has been generally well tolerated in these patients. Of the 63 evaluable patients in our Phase 1 trial for the treatment of advanced solid tumors or lymphomas, as of February 26, 2018, 30 patients (or 48%) demonstrated disease control, consisting of two patients who achieved complete responses, two patients who achieved partial responses and 26 patients who achieved stable disease, with 42% of stable disease patients experiencing shrinkage of the tumor. Five patients remained on treatment in the trial as of February 26, 2018, with an average time on treatment of 685 days, including three of the four patients who achieved complete or partial responses. In addition, as of February 26, 2018, in a subset of 41 patients whose cells did not contain mutant p53 and who received doses of at least 0.8 mg/kg per administration, which we believe to be the minimal clinically relevant dose in this trial, 24 patients (or 59%) demonstrated disease control, consisting of two patients who achieved complete responses, two patients who achieved partial responses and 20 patients who achieved stable disease, with 55% of the patients with stable disease experiencing shrinkage of the tumor. In the 24 patients who demonstrated disease control, as of February 26, 2018, the median time on drug was 120 days, with an average of 243 days and a maximum for one patient of 981 days. We believe that, based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, there may be a significant opportunity to develop ALRN-6924 as a monotherapy or combination therapy for a wide variety of solid and liquid tumors.

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

P53 has been a focus of researchers and the pharmaceutical industry due to its central role in preventing the initiation and progression of most solid and liquid tumors, and has long been referred to as “the guardian of the genome” because it is the body’s first line of cellular defense against cancers. P53 is activated when DNA damage is detected and, among other functions, is capable of regulating a variety of tumor suppression responses, including cell cycle arrest, DNA repair, apoptosis, or senescence. The effect of p53 activation is to facilitate the repair of the cell, or trigger killing of the damaged cell, a process known as apoptosis, before it can become cancerous and replicate. P53 function is believed to be primarily regulated by the suppressor proteins MDMX and MDM2, which bind to p53 to either reduce its levels through degradation or to control its activity, including the suppression of its cell repair and apoptotic activities, so that normal cells are able to function as expected. Approximately half of all cancer patients at initial diagnosis have cancers that prevent this tumor suppression response by mutation of the p53 gene. The remaining cancer patients have a p53 gene that is not mutated and is otherwise known as wild type, but that is functionally suppressed through the activation or overexpression of regulatory proteins, including, MDMX and MDM2. ALRN-6924 reactivates non-mutant or wild type, or WT, p53 by disrupting the interactions between p53 and these two suppressor proteins, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest, DNA repair, apoptosis, or senescence in damaged cells. Although p53 and its tumor suppression responses have been well characterized in the scientific literature, no product that directly engages the p53 pathway and its function has been approved. Moreover, we believe that the only product candidates in clinical development targeted at p53 activation, including one product candidate that is in Phase 3 testing, are small molecule inhibitors that are designed to engage only the p53-MDM2 interaction and not the p53-MDMX interaction, which we believe, based on published data and our clinical results, is equally important. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDMX and MDM2 with p53 with equivalent effectiveness, or equipotently. As such, we believe that ALRN-6924’s ability to bind to both MDMX and MDM2 may enable it to have an effect in a broader range of tumors, to have an improved safety profile and to be less prone to resistance as a result of different levels of MDMX and MDM2 in tumor cells.

We are currently conducting multiple clinical trials of ALRN-6924 in various cancer indications. Most of the patients in these trials have undergone multiple procedures and received a number of approved and experimental treatments. In our clinical trials we have observed preliminary evidence of anti-tumor activity across a broad spectrum of cancer patients, durable effect by trial responders and, to date, a favorable safety profile. We are conducting a Phase 1 trial of ALRN-6924 in adult patients with advanced solid tumors or lymphomas expressing WT p53 that are refractory to or intolerant of standard therapy, or for which no standard therapy exists. We refer to this trial as our Phase 1 All-comers trial. We designed our Phase 1 All-comers trial to evaluate safety, to determine a recommended Phase 2 dose and dosing schedule and to evaluate the preliminary anti-tumor activity of ALRN-6924. We completed enrollment of this trial in January 2017 with a total of 71 patients enrolled. We treated patients with 24 different tumor types in this trial.

In addition to the Phase 1 All-comers trial, we are conducting clinical trials of ALRN-6924 in PTCL and AML/MDS. We are conducting a Phase 2a trial in relapsed and/or refractory PTCL patients whose cells contain WT p53 and who have failed at least one prior line of therapy. Patients in the first cohort of the Phase 2a PTCL trial are receiving a 3.1 mg/kg dose of ALRN-6924 on days 1, 8 and 15 of each 28-day cycle, with scans being performed after every two cycles. As of February 26, 2018, we had administered ALRN-6924 to 16 patients in accordance with this dosing regimen, including one PTCL patient enrolled in the Phase 1 All-comers trial who received ALRN-6924 using the same dosing regimen, and 14 of these patients were evaluable. Of the evaluable patients, six patients (or 43%) demonstrated disease control, consisting of two patients who achieved complete responses, one patient who achieved a partial response and three patients who achieved stable disease, with all of the stable disease patients experiencing tumor shrinkage. As of February 26, 2018, two patients remained on treatment with this dosing regimen. These patients were the two patients who achieved complete responses. The average time on treatment for these two patients as of February 26, 2018 was 594 days. Of the two non-evaluable patients, one was not evaluable due to non-measurable disease and one was not evaluable because the patient had cells that contained mutant p53.

In the trial, the patients’ tumors were assessed for purposes of the primary endpoint by the investigator using positron emission tomography/computed tomography, or PET/CT, scans per International Working Group (Cheson 2014), or IWG 2014, criteria. In reviewing the data, we identified a number of instances where the assessment using PET/CT scans per IWG 2014 criteria differed from the assessments using computed tomography, or CT, scans alone. Accordingly, we conducted an independent evaluation of each of the evaluable patients using an independent radiologist who applied a modified Cheson 2007 set of criteria, which are the response criteria used during the pivotal trials of certain other drugs that were approved by the U.S. Food and Drug Administration, or FDA, for the second-line treatment of PTCL prior to the adoption of the IWG 2014 criteria. Using the modified Cheson 2007 criteria, 15 of the patients were evaluable, of whom seven patients (or 47%) demonstrated disease control, consisting of one patient who achieved a complete response, three patients who achieved partial responses and three patients who achieved stable disease with all of the stable disease patients experiencing tumor shrinkage. Three patients who otherwise would have been removed from the study based on a PET/CT-determined disease progression, continued on treatment per their treating physician, and two of these patients achieved partial responses and one achieved stable disease based on the modified Cheson 2007 criteria. The one non-evaluable patient was not evaluable because the patient had cells that contained mutant p53.

We plan to continue to assess patients in the trial using both the IWG 2014 and the modified Cheson 2007 evaluation criteria and, prior to commencing future trials of ALRN-6924, to discuss with the FDA the appropriate evaluation criteria to be used in the trials. We believe, however, that whether assessed using either criteria, the preliminary response rate (21% or 27%) that we have observed in the trial at this point is generally in line with the overall response rates reported for romidepsin (Istodax). Romidepsin is a product marketed by Celgene, Inc. and had the highest worldwide net sales in 2017 of any product approved for second line treatment of PTCL. To date,

ALRN-6924 has been well-tolerated by patients in the Phase 2 trial and its safety profile remains consistent with the profile observed in our Phase 1 All-comers trial.

We are also exploring a new dosing regimen in our Phase 2a PTCL trial under which patients in the trial receive three doses of 3.1 mg/kg per week, followed by two weeks off in a 21-day cycle. We are evaluating this new dosing regimen to assess whether a more frequent dosing regimen could improve the response rate of ALRN-6924 while still maintaining a favorable safety profile. We based our determination to explore this dosing regimen on our ongoing non-clinical research as well the tolerability of ALRN-6924 observed in our clinical trials. We enrolled our first patient under this dosing regimen in February 2018 and enrollment is ongoing. We expect to report additional interim data from the trial, including from patients in the second cohort who receive the three doses per week, in the second half of 2018. Based on the anticipated timing of our Phase 2a PTCL trial, and subject to the data from the trial, we may seek discussions with the FDA regarding the possibility of an expedited clinical development and registration pathway for ALRN-6924 in PTCL patients and the design of a single agent pivotal clinical trial as early as the fourth quarter of 2018.

We are also conducting a Phase 1 trial of ALRN-6924 as a monotherapy and a Phase 1b trial of ALRN-6924 in combination with Ara-C, each in AML or MDS patients whose cells contain WT p53. We are conducting these dose escalation trials to establish the recommended Phase 2 dose of ALRN-6924 in patients with AML or MDS, to evaluate the safety, tolerability and pharmacokinetics of ALRN-6924 in patients with AML or MDS and to provide a preliminary assessment of anti-leukemic activity. In the Phase 1 monotherapy trial, we have tested three doses of ALRN-6924, 3.1 mg/kg, 4.4 mg/kg and 5.8 mg/kg, and in our Phase 1b combination trial, we have tested ALRN-6924, 3.1 mg/kg in combination with two different low doses (100 or 200 mg/m2) of Ara-C and we have tested ALRN-6924, 4.4 mg/kg in combination with (200 mg/m2) of Ara-C. As of February 26, 2018, we had enrolled a total of 33 patients in the trials, of whom 26 were evaluable consisting of 11 patients in the Phase 1 monotherapy trial and 15 patients in the Phase 1b combination trial. As of February 26, 2018, six of the patients in the trials remain on treatment. Of the 26 evaluable patients, two MDS patients achieved marrow complete responses, including one patient who proceeded to receive a stem cell transplant, and five MDS patients achieved stable disease. Three of the 26 evaluable AML/MDS patients experienced a reduction of bone marrow blasts ranging from 40% to 50%. Each of the patients with the marrow complete responses participated in the 4.4 mg/kg of ALRN-6924 plus 200 mg/m2 of Ara-C cohort. Five patients received treatment in this cohort as of February 26, 2018. We are currently seeking to enroll one or more additional patients in the ALRN-6924 4.4 mg/kg plus 200 m/m2 Ara-C cohort. We expect to complete enrollment into this cohort in the second quarter of 2018. To date, we have observed a safety profile in these trials that is similar to the safety profile of ALRN-6924 seen in our other clinical trials.

In addition to meeting our initial AML/MDS Phase 1 and Phase 1b enrollment targets, we are currently exploring a new three times per week dosing regimen in the Phase 1 trial. Under the new dosing regimen, patients receive ALRN-6924 (starting at 2.7 mg/kg) three times a week for two consecutive weeks, followed by one week off, for a 21-day cycle. We are evaluating this new dosing regimen to assess whether more frequent dosing could improve the response rate of ALRN-6924 while still maintaining a favorable safety profile. We based our determination to explore this dosing regimen on our ongoing non-clinical research as well the tolerability of ALRN-6924 observed in our clinical trials. We expect to report interim data from our AML/MDS trials, our dosing strategy, and our plans for a Phase 2 trial in the second half of 2018. In April 2017, the FDA granted orphan drug designation to ALRN-6924 for use in the treatment of AML.

We plan to conduct, alone or in collaboration with third parties, additional clinical trials of ALRN-6924, as warranted by the clinical data. The goal of these clinical trials will be to broaden the application of ALRN-6924 by studying safety and potential anti-tumor activity in additional distinct subgroups of patients with specific solid tumors or hematological malignancies that commonly present with WT p53, such as certain leukemias, breast cancers and melanomas. In addition, because many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies. We currently expect to provide an update on our non-clinical research and development plans for our ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with other anti-cancer agents as early as the first half of 2019.

We believe that our ability to target and activate or inhibit key intrinsic cellular functions, such as p53 and apoptosis, using our proprietary stapled peptide platform and our scientific expertise in the design, application and development of stabilized alpha-helical peptides has the potential to significantly impact patients’ lives and treatment strategies for a wide variety of cancers. Our belief is based on the scientific evidence that these cellular functions play a key role in cancer formation, maintenance and resistance. As such, we believe the ability to directly impact these key intrinsic cellular functions, as we are striving to achieve with ALRN-6924 and p53, may have potential advantages over approved drugs and drug candidates that work upstream at the cell surface or systemically by stimulating immune responses. By targeting a downstream pathway like p53 that is critical and preserved across a multitude of different cancers, our approach may allow for utility in a broader set of cancer patients. In addition, we believe that our approach may circumvent resistance mechanisms that characterize many of the most virulent cancers.

Our integrated understanding of peptide chemistry and molecular biology as it relates to the physiological functions of stabilized and cell-penetrating peptides forms the basis of our ability to generate novel product candidates. We seek to rationally design sequences of amino acids and “staple” them with hydrocarbon bonds that maintain their natural alpha-helical shape. The broad potential of maintaining the alpha helix is derived from the fact that it is the most common protein structure at the interface of protein-protein interactions and, as exploited by our stapled alpha-helical peptides, is a necessary shape to retain the intended biological activity of the therapeutic molecule. Our approach is to target high value and historically undruggable intracellular and extracellular targets with this novel class of molecules. In the case of cancer, pathways that incorporate protein-protein interactions with an alpha helix, and that, therefore, may be amenable to our approach and the focus of our future research, include p53 and may include other transcription factors and signaling proteins such as Ras, Myc, ß-Catenin, the Bcl family of proteins and HIF-1a. Importantly, while the critical role of these targets in biological processes has been known for decades, there are no approved therapeutics that directly engage these targets other than one therapeutic that inhibits Bcl-2. While the conventional approaches to modulate these significant targets have been based on small molecules, we believe that our ability to target and activate or inhibit key intrinsic cellular proteins and their functions, including p53 and apoptosis, using our proprietary stapled peptides represents an important opportunity for developing novel drugs and addressing unmet medical need. In addition to oncology, we are currently exploring research and business development strategies to develop certain non-cancer applications.

Since our inception, we have created over 10,000 stapled peptides against multiple targets in a variety of therapeutic areas. We believe that a number of these molecules and targets warrant further study and development and could, in the future, contribute to a pipeline of novel therapeutics. We have recently expanded our internal research capability and support of research against other therapeutic targets, subject to our resources, it is our intention to continue to make selective investments into early research programs as part of our ongoing research. Where we believe it will be beneficial to the success of the program, we also expect to seek academic and industry collaborations to advance this work.

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, including ALRN-6924, their methods of use, related platform technology and other inventions. As of January 31, 2018, we owned or had an exclusive license to over 240 patents and over 190 provisional or non-provisional patent applications throughout the world directed toward various aspects of our product candidates and research programs. We own worldwide rights to ALRN-6924.

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of novel therapeutics for the treatment of cancer by targeting high value and historically undruggable targets through our proprietary stapled peptide technology. Key elements of our strategy to achieve this goal include the following:

Pursue a broad development strategy for our lead product candidate, ALRN-6924, as a monotherapy and combination therapy across multiple oncology indications. We plan to advance our lead product candidate, ALRN-6924, in a broad range of solid and liquid tumors, focusing on areas in which we believe ALRN-6924 may have anti-tumor activity and in which there are significant unmet medical needs. We are initially focusing our development efforts on solid and liquid tumors that commonly present with WT p53. One of the key benefits of targeting p53 is that the MDMX/MDM2-dependent mechanism by which cancers overcome p53 is found in a broad range of solid and liquid tumors. We have observed preliminary evidence of anti-tumor activity in our Phase 1 All-comers trial in which we have treated patients with 24 different tumor types as well as in our ongoing Phase 2a PTCL trial and our Phase 1/1b AML/MDS trials. We plan to conduct, alone or in collaboration with third parties, additional clinical trials of ALRN-6924, as warranted by the clinical data. The goal of these clinical trials will be to broaden the application of ALRN-6924 by studying safety and potential anti-tumor activity in additional distinct subgroups of patients with specific solid tumors or hematological malignancies that commonly present with WT p53, such as certain leukemias, breast cancers and melanomas. In addition, because many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924 including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies. We currently expect to provide an update on our non-clinical research and development plans for our ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with other anti-cancer agents as early as the first half of 2019.

Rapidly advance ALRN-6924 through clinical development and regulatory approval. We are currently conducting a Phase 2a trial of ALRN-6924 in relapsed and/or refractory PTCL patients whose PTCL cells contain WT p53 and who have failed at least one prior line of therapy. We are initially conducting the trial in approximately 25 PTCL patients to provide preliminary insight into the responsiveness of this patient population to treatment with ALRN-6924 and to evaluate its safety and confirm the optimal dosing regimen. We expect to report additional interim data from the trial, including from patients in the second cohort who receive the three doses per week, in the second half of 2018. Based on the anticipated timing of our Phase 2a PTCL trial, and subject to the data from the trial, we may seek discussions with the FDA regarding the possibility of an expedited clinical development and registration pathway for ALRN-6924 in PTCL patients and the design of a single agent pivotal clinical trial as early as the fourth quarter of 2018. Similarly, if we see sufficient evidence of a therapeutic effect in any of our future Phase 2 trials of ALRN-6924, we would also plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for ALRN-6924 in any such indications, including the scope and timing of a single agent pivotal trial.

Maximize the global commercial value of ALRN-6924 and other product candidates. We have retained all commercial rights to ALRN-6924 and plan to retain all commercial rights to any other product candidates we develop. As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market in a variety of indications and geographies. Although we currently plan to retain all commercial rights to ALRN-6924 and any other product candidates we develop, we may seek to enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and these other product candidates, particularly those directed towards complex indications with larger patient populations and in certain geographies where we believe a collaboration could bring additional resources and expertise to maximize the value of our product candidates.

Leverage our proprietary stapled peptide technology to develop additional product candidates across oncology and other diseases with unmet medical need. Over 3,000 known protein-protein interactions are mediated by a helical peptide interface. Based on our data related to stapled peptides, as well as the growing body of third-party publications that support the utility of stapled peptides against a wide variety of targets, we believe that our stapled peptides have the potential for therapeutic benefits across a broad range of oncology indications and other diseases with unmet medical need. Subject to available resources, we plan to invest in and conduct research on those product candidates for which our prior work or published literature suggests a stapled peptide may confer advantages over small molecule or biologic therapeutics in delivering therapeutic benefits. We may also seek to develop additional stapled peptides to target p53 as changes in the chemical structures of our stapled peptides may engender these stapled peptides with varying affinities to MDMX and MDM2. Additionally, we may seek to selectively form collaborations to expand our capabilities and potentially accelerate research and development activities for certain of these oncology indications and other diseases.

Maintain our leading position in stapled peptides by continuing to develop our proprietary platform. We are developing novel computational chemistry, screening technology, purification and manufacturing processes to continually improve our technology platform as we advance our stapled peptide drug development program. We also support our scientific efforts with a strong patent estate that may provide a competitive advantage and position us as scientific leaders in the emerging field of stapled peptides. We intend to continue to strengthen our platform by developing and filing for patents on various aspects of our technology and product candidates and, when applicable, through in-licensing activities with research institutions and other biopharmaceutical companies.

Our Development Pipeline

The following table summarizes key information about our programs:

Cancer and the Need for Novel and Improved Treatment Options

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States, and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that over 1.7 million new cancer cases will be diagnosed in the United States and approximately 609,640 people will die from cancer in 2018. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

Most cancers begin as a result of DNA damage or the mutation of certain important genes that alters or inhibits the cell’s mechanism for making the proteins it needs to function, survive and grow. When DNA becomes damaged or mutated, either as a result of natural processes, inherited traits or other exogenous factors such as radiation or exposure to chemicals in the environment, abnormal cells begin to replicate and spread into surrounding tissue, interfere with the body’s normal function and eventually invade and destroy the body’s healthy tissue.

Surgery, radiation and drug therapy, which are currently the most common methods used in treating patients with cancer, whether individually or in combination, can be effective in specific situations. Surgery and radiation are particularly effective for patients in whom the disease is localized, but are unable to address the needs of a patient with metastasized tumors. For these patients, or for patients where surgery or radiation is ineffective, physicians typically prescribe a treatment program using systemic drug therapies. The goal of drug therapy is to kill cancer cells or to damage cellular components required for the proliferation of cancer cells. Drug therapy often is administered with a combination of several different drugs. Drug therapy has been evolving from non-specific drugs that kill both healthy and cancer cells, to drugs that target specific molecular pathways to selectively kill only cancer cells. While heightened vigilance, new diagnostic tests, combination regimens and targeted therapies have resulted in improvements in overall survival for some cancer patients, we believe that continued innovation in the treatment of cancer is necessary.

The conventional approaches to oncology drug development, which are based primarily on small molecules and antibodies, have limitations that restrict their ability to fully treat the disease. Small molecule drugs can target proteins inside the cell, but are often limited to a subset of proteins with accessible functional domains or, in most cases, a single intended target protein, while antibodies are unable to directly bind to intracellular targets and are thereby limited to targeting circulating proteins or those expressed on the cell surface. We believe that the ability to target and activate or inhibit key intrinsic cellular proteins and their functions, such as p53 and apoptosis, using our proprietary stapled peptide platform, has the potential to significantly impact patients’ lives and treatment strategies for a wide variety of cancers. Our belief is based on the mounting scientific evidence that these cellular functions play a key role in cancer formation, maintenance and resistance. As such, the ability to directly impact these key intrinsic cellular functions, as we are striving to achieve with ALRN-6924, may have potential advantages over approved drugs and drug candidates that work upstream at the cell surface or systemically by stimulating immune responses. By targeting a downstream pathway like p53 that is critical and preserved across a multitude of different cancers, our approach may allow for utility in a broader set of cancer patients. In addition, we believe that our approach may circumvent resistance mechanisms that characterize many of the most virulent cancers.

P53 and its Interaction with MDMX and MDM2

P53 is considered to be one of the most important tumor suppressor proteins due to its central role in preventing the initiation and progression of most solid and liquid tumors. The role of p53 in cancer was first described in 1979. Since then, it has become clear that inactivation of p53’s tumor suppression activity is an almost universal step in the development and progression of virtually all human cancers. Research on the function and role of the p53 mechanism has been the subject of over 75,000 scientific publications, and targeting p53 has been tested clinically in at least 18 prior and ongoing clinical trials that were sponsored by six of the world’s largest pharmaceutical companies. The magnitude and persistence of this effort demonstrates the importance of the mechanism and the enormous challenge that drugging this mechanism presents. Recent clinical data from certain of these p53 development efforts has shown encouraging progress, possibly an indication that the field is maturing to a point where these efforts may start to yield valuable cancer treatments. We believe, however, that clinical progress against this target has been slowed due in part to the complex biology and limitations of traditional drug technologies, such as small molecules. We believe that a stapled peptide, such as ALRN-6924, is better suited to address this mechanism due to the inherent molecular properties of the stapled peptide.

The main function of p53 is to activate genes that will interrupt the cell cycle when DNA damage is first detected. The effect of this process is to ensure that damaged, or cancerous, cells do not continue to grow and propagate. This is why functional p53 is critical to human health and the main reason it has been called the “guardian of the genome.” P53 normally protects cells by monitoring and controlling how quickly cells divide into new cells, repairing DNA mutations and controlling when a cell dies. When p53 itself is mutated or pathologically inhibited by its natural regulators, cells grow uncontrollably and may eventually form a cancerous tumor. Approximately half of all cancer patients at initial diagnosis have cancers that circumvent the p53 mechanism by activating or overexpressing the natural suppressor proteins of p53, including, MDMX and MDM2, making them an ideal target for novel cancer therapies. In the remaining cancer patients, the p53 mechanism is circumvented by deactivating mutations in p53 itself, commonly referred to as mutant p53.

In recent years there have been numerous publications that describe the relationship between p53-activation and the immune response to cancer, in addition to its effects on cell cycle, DNA repair and cell death. P53 regulates the expression of various chemokines, interferons and related receptors, as well as other elements of the adaptive and innate immune response.

As depicted in the figures below, p53 is regulated by MDMX and MDM2, which are two proteins known to bind to p53 and play non-redundant roles in modulating p53 protein activity. In normal cells, MDMX generally acts to sequester p53, whereas MDM2 primarily acts to shuttle p53 out of the nucleus and target it for degradation. By playing these roles, MDMX and MDM2 collectively act to suppress p53’s apoptotic activity so that cells can function as expected. In the event of DNA damage, these two suppressor proteins detach from p53 so that it is activated to respond to DNA damage. Once activated, p53 either enables the repair of the DNA damage or triggers apoptosis. This is the body’s natural response against cancer and a defense mechanism for dealing with DNA damage and maintaining normal cellular function. However, activation and overexpression of MDMX and MDM2 are found in a significant number of solid and liquid tumors that commonly present with WT p53. In these cancers, cancer cells co-opt and over-activate some of the mechanisms used by normal cells to restrain p53 function, thereby nullifying the tumor suppression capabilities of WT p53. In this environment, the cancer cell growth is left unchecked.

Despite the structural similarity between MDMX and MDM2, there is important diversity in the p53 binding sites of these proteins that make the development of therapeutic antagonists that can bind to both MDMX and MDM2 challenging. MDM2 has a deep binding pocket that offers potential for small molecule selectivity. MDMX, in comparison, has a structural difference in its p53 binding cleft, making it larger and shallower and less accessible to small molecules. We are not aware of any small molecules in clinical development that are capable of binding to MDMX in a therapeutically meaningful way. We are aware of selective small molecule inhibitors that are designed to target only the p53-MDM2 interaction. Certain of these small molecule inhibitors have been publicly reported to shrink tumors in certain cancers and have thereby provided clinical proof of concept that restoration of p53 activity can lead to the killing of cancer cells and tumor shrinkage in select cancers. However, these MDM2-only small molecule inhibitors have also been publicly reported to have caused meaningful levels of neutropenia of grade 3 or worse and thrombocytopenia of grade 3 or worse in patients. For instance, in Phase 1 dose escalation trials of these small molecule inhibitors that are currently in active development for the treatment of solid tumors and lymphomas, approximately 20% to 26% of patients in the trials experienced neutropenia of grade 3 or grade 4 and 15% to 44% of patients experienced thrombocytopenia of grade 3 or grade 4.

As tumor cells can have different levels of, and differential reliance on, MDMX and MDM2, the current data suggests that there is a limited set of tumors that are highly sensitive to MDM2 inhibition, while a broader set of tumors may be sensitive to both MDMX and MDM2 inhibition. We believe that ALRN-6924 is the first and only product candidate in clinical development that can equipotently bind to and disrupt the interaction of MDMX and MDM2 with p53. As such, we believe that ALRN-6924 may have an effect in a broad range of tumors and may be less prone to resistance as a result of different levels of MDMX and MDM2 in tumor cells. We believe ALRN-6924 should also be less prone to resistance from the likely compensatory mechanisms, such as activation or overexpression of MDMX, that may result from selective pressure on MDM2 alone.

Our Platform – Stapled Peptides

Our goal is to create a broad range of first-in-class therapeutics through our proprietary stapled peptide technology. Our platform enables us to chemically stabilize and improve the performance and activity of a broad range of alpha-helical peptides that we believe may have benefit in oncology and other diseases. We believe that our stapled peptides can potentially activate and inhibit key cellular functions that underlie disease and that are otherwise difficult to target with existing drug technologies, including small molecules and monoclonal antibodies. Our strategy is to target high value and historically undruggable targets with stabilized peptides.

The Value and Intrinsic Limitations of Peptide Drugs

Nature’s evolutionarily optimized molecular template to control cellular functions via protein-protein interactions is the peptide. Peptides are functional subunits of proteins that act as nature’s locks and keys and enable two proteins to interact. The alpha-helical structure is the most common peptide structure found at these protein interfaces.

There are presently more than 60 approved peptide drugs, including insulin, liraglutide (Victoza), exenatide (Byetta), teriparatide (Forteo) and Linaclotide (Linzess), that have benefitted patients and improved their quality of life. Attractive attributes of peptide drugs include high specificity and low off-target toxicity, high potency, wide systemic distribution with limited accumulation in specific organs, ready synthesis and rational optimization. Despite these advantages, and the information regarding over 3,000 known alpha-helical protein structures contained in publicly available protein data banks, small molecules remain the primary approach by which drug developers attempt to modulate protein functionality. Drug developers have tended to avoid developing peptide drugs in favor of small molecule drugs because peptide drugs, while highly effective in certain applications, have intrinsic liabilities that limit their applications as therapeutics, including poor biological stability (due to protein degradation), poor chemical stability (due to loss of helical configuration when removed from their natural protein scaffold), short plasma half-lives and the inability to effectively penetrate cell membranes to access desirable intracellular targets.

Small molecules currently represent the dominant therapeutic modality underlying the majority of approved drugs and are the only modality that can directly engage protein targets and protein-protein interactions that are contained inside our cells. However, protein-protein interactions are still viewed as difficult targets for small molecule drugs due to the fact that these protein targets often present relatively large and flat interacting surfaces that are not readily addressed by small molecule drugs. In addition, many of the emerging therapeutically important pathways have been found to require engagement of multiple proteins, like MDMX and MDM2, or multiple binding sites in order to fully engage the mechanism and drive the desired biological activity. Multiple binding sites and complex mechanisms have to date proven to be challenging to small molecules due to their small size and physiochemical properties. We believe that limitations of existing drug technologies like small molecules will become increasingly apparent as the scientific and medical fields continue to understand and reveal the complexity of protein interactions, cellular pathways and disease etiology.

Our Solution

We believe our platform addresses and solves many of the inherent limitations of peptides and can potentially enable us to uniquely pursue high value targets that are currently undruggable by existing drug technologies. Because peptides lose their shape by unwinding when removed from their natural protein scaffold, developing chemical interventions to stabilize peptides into their bioactive structure has been and remains an active area of research. Although there have been several published examples of peptide stabilization strategies, these strategies have not translated into clinically relevant drugs for intracellular targets. Our all-hydrocarbon staple, or linker, has emerged as a solution that stabilizes the alpha-helical structure, improves protease resistance, enables cellular penetrance and maintains biological activity.

We stabilize peptides by “stapling” them with hydrocarbon bonds into their natural alpha-helical conformation. We achieve this by inserting two or more non-natural amino acids that, when catalyzed by a chemical reaction, form a bridge that often provides comparable stability to the endogenous protein structure and maintains the biological activity of the peptide. We believe that this chemical strategy may allow us to improve on many of the intrinsic limitations of peptides and to develop molecules that interact with high value targets that may not be amenable to small molecules or monoclonal antibodies.

Unlike large proteins, such as monoclonal antibodies or other naturally occurring proteins, that do not penetrate cell membranes due to their size and biophysical properties, stabilized alpha-helical peptides can in many circumstances penetrate cells and still maintain high affinity to their large protein surface targets. Our stapled peptides typically retain the molecular target specificity of their underlying native protein structure. As depicted below, we believe that the larger protein structure provides multiple surface contact points accessible to the stapled peptide, while the small molecule drugs have difficulty binding to the larger, shallower contact points. In addition, as has been demonstrated in recent third-party publications, the multiple surface contact points mean that the binding may be less likely to be disrupted by single point mutation in the underlying genetic code.

Our Lead Product Candidate – ALRN-6924

ALRN-6924 is a stapled peptide designed to reactivate WT p53 by inhibiting both MDMX and MDM2. We believe that ALRN-6924, by inhibiting both MDMX and MDM2, may enable p53 to perform its natural function of responding to DNA damage and repairing the DNA damage or triggering apoptosis. In so doing, ALRN-6924 may help to restore the body’s natural defense against its existing cancer. The figure below shows ALRN-6924 inhibiting both MDMX and MDM2 and reactivating WT p53. ALRN-6924 enters the cell and mimics p53 and in so doing acts as a higher-affinity decoy that attracts and binds to MDMX and MDM2, thereby causing the release of the bound p53.

We believe that, based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, there is significant opportunity to develop ALRN-6924 as a monotherapy or a combination therapy for a wide variety of solid and liquid tumors. We are focusing our development efforts on solid and liquid tumors that commonly present with WT p53. Approximately half of all cancer patients at initial diagnosis are characterized as WT p53. Cancer indications in which WT p53 is believed to be prevalent include certain leukemias, breast cancers, melanomas, sarcomas, non-Hodgkin lymphomas, renal cell cancers, hepatocellular carcinoma, epithelial ovarian cancers and thymomas.

We are pursuing a broad registration-oriented clinical development program for ALRN-6924 in multiple solid tumor and hematological cancer indications that commonly present with WT p53. Based on preliminary evidence of safety, tolerability and anti-tumor activity that we observed in our Phase 1 All-comers trial, we commenced tumor-specific trials in PTCL and in AML/MDS. In determining to evaluate ALRN-6924 in PTCL, we considered our preclinical data, data from our Phase 1 All-comers trial, and published literature regarding the role of p53 in T-cell related malignancies. In determining to evaluate ALRN-6924 in AML/MDS, we considered our preclinical data, published literature regarding the role of p53 and MDMX and MDM2 in AML and MDS, that AML has recently been reported to respond to single agent therapy with MDM2 inhibitors in clinical trials conducted by third parties, and data from our first compassionate use patient.

We plan to conduct, alone or in collaboration with third parties, additional clinical trials of ALRN-6924, as warranted by the clinical data. The goal of these clinical trials will be to broaden the application of ALRN-6924 by studying safety and potential anti-tumor activity in additional distinct subgroups of patients with specific solid tumors or hematological malignancies that commonly present with WT p53, such as certain leukemias, breast cancers and melanomas. In addition, because many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924 including immune-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies. We currently expect to provide an update on our non-clinical research and development plans for our ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with other anti-cancer agents as early as the first half of 2019.

In June 2014, we submitted an investigational new drug application, or IND, to the FDA for ALRN-6924 for the treatment of patients with advanced solid tumors or lymphoma expressing WT p53, and in the fourth quarter of 2014, we initiated our ongoing Phase 1 All-comers trial of ALRN-6924 in adult patients with advanced solid tumors or lymphomas expressing WT p53 that are refractory to or intolerant of standard therapy, or for which no standard therapy exists, as a part of a planned Phase 1/2a clinical trial program. In the third quarter of 2016, we initiated a Phase 2a trial of ALRN-6924 in patients with relapsed and/or refractory PTCL whose cells contain WT p53, who have failed at least one prior line of therapy. In November 2015, we submitted an IND for ALRN-6924 for the treatment of AML or MDS patients whose cells contain WT p53, and we initiated our Phase 1 and Phase 1b trials in AML/MDS in the second half of 2016 as part of a planned Phase 1/1b clinical trial program. In addition, compassionate use access to ALRN-6924 has been granted in the form of three single-patient INDs.

If we see sufficient evidence of a therapeutic effect in our Phase 2a PTCL trial or any future Phase 2 clinical trials of ALRN-6924, we plan to seek to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for ALRN-6924, including for PTCL the scope and timing of a single agent pivotal trial that may include between 80 and 120 patients. Based on the anticipated timing of our Phase 2a PTCL trial, and subject to the data from the trial, we may seek discussions with the FDA regarding the registration pathway for PTCL and the design of a single agent pivotal clinical trial as early as the fourth quarter of 2018.

Depending on the timing of the completion of and the results of our Phase 1 AML/MDS trial as a monotherapy and our Phase 1b AML/MDS trial as a combination therapy with Ara-C, we may determine to initiate a Phase 2a clinical trial of ALRN-6924 for AML/MDS as a monotherapy and of ALRN-6924 as a combination therapy with Ara-C, in each case, as early as the fourth quarter of 2018.

Clinical Development of ALRN-6924

We are currently conducting multiple clinical trials of ALRN-6924: our Phase 1 All-comers trial, our Phase 2a PTCL trial, our Phase 1 AML/MDS trial as a monotherapy and our Phase 1b AML/MDS trial as a combination therapy with Ara-C. Most of the patients in these trials have undergone multiple procedures and/or received a number of approved and experimental treatments.

In our Phase 1 All-comers trial and our Phase 2a PTCL trial, we are conducting preliminary assessments of anti-tumor activity or response to ALRN-6924 using standard tumor assessment methods including PET scans and computed tomography, or CT, imaging. We are measuring anti-tumor activity using Response Evaluation Criteria in Solid Tumors 1.1, or RECIST 1.1 criteria, for patients with solid tumors and IWG 2014 criteria for patients with lymphomas, as a means to objectively evaluate whether a tumor has progressed, stabilized or shrunk. Patients in our Phase 2a PTCL trial are also being evaluated using the modified Cheson 2007 criteria, which are the response criteria used during the pivotal trials of other drugs that were approved by the FDA for the second-line treatment of PTCL prior to the adoption of the IWG 2014 criteria.

RECIST 1.1 criteria define disease progression and tumor response based on the sum of the longest diameters of a set of target tumor lesions identified when the patient enters the trial. Potential responses include complete responses, partial responses, stable disease or progressive disease. The IWG 2014 criteria provide clinicians guidelines to cover the use of a non-invasive imaging technique to measure and image lesions for assessing all types of lymphoma. Potential responses include complete responses, partial responses, stable disease and progressive disease.

In our Phase 1/1b AML/MDS trials, we are conducting preliminary assessments of anti-leukemic activity or response to ALRN-6924 using standard bone marrow assessment methods. We are measuring anti-leukemic activity using the modified IWG response criteria for patients with AML (Dohner 2010) and IWG criteria for patients with MDS (Cheson 2006), as a means to objectively evaluate whether the disease has progressed, stabilized or improved.

Phase 1 Clinical Trial in Advanced Solid Tumors or Lymphomas

We are conducting a Phase 1 open-label, multi-center, two-arm trial of ALRN-6924 administered by intravenous infusion in patients with advanced solid tumors or lymphomas that are refractory to or intolerant of standard therapy or for which no standard therapy exists. We initiated the trial in October 2014 and completed enrollment of the trial in January 2017 with a total of 71 patients enrolled. These patients have 24 different tumor types. Most of the patients have undergone multiple procedures and/or received a number of approved and experimental treatments. The trial was designed to determine the recommended Phase 2 dose, to evaluate the safety, tolerability and pharmacokinetics, or PK, of ALRN-6924 and provide a preliminary assessment of anti-tumor activity. Treatment of patients in the trial will continue until documentation of progressive disease, unacceptable toxicity or patient or physician decision to discontinue study medication. As of February 26, 2018, five patients continued to receive treatment in the trial with an average and median time on treatment of 685 and 651 days, respectively.

The trial uses a “3+3” dose escalation design. For the first two dose levels, patients received ALRN-6924 once a week for three consecutive weeks over a 28-day cycle. After the first two dose levels, patients were included in one of two arms. In Arm A, patients receive ALRN-6924 once a week for three consecutive weeks over a 28-day cycle (days 1, 8 and 15), with doses ranging from 0.64 mg/kg to 4.4 mg/kg. Patients in Arm B receive a lower dose level twice a week for two consecutive weeks over a 21-day cycle (days 1, 4, 8 and 11), with doses ranging from 0.32 mg/kg to 2.7 mg/kg. Arm A, with its less frequent dosing and higher peak levels of ALRN-6924, and Arm B, with its more frequent dosing and more continuous exposure to ALRN-6924, provided us with PK information, safety profiles and preliminary clinical activity data that informed the dose selection for our Phase 2a trial. Of the 71 patients in the trial, 41 patients received treatment in the first two dose levels and Arm A, and 30 patients received treatment in Arm B. Of the five patients who remained on trial as of February 26, 2018, three patients are receiving treatment in Arm A and two are receiving treatment in Arm B.

Starting with the fourth dose level (1.25 mg/kg in Arm A and 0.53 mg/kg in Arm B), patients were required to test positive for WT p53 through next-generation sequencing in order to participate in the trial and patients who had cancers with known human papilloma virus, or HPV, association were excluded from enrollment because HPV is known to destroy WT p53. Because we started dosing at relatively low dose levels, the protocol did not require patients in the first three dose levels to have WT p53 or have cancers that are not associated with HPV.

To identify WT p53 patients in this trial, we relied upon commercially available third-party assays and also employed a central laboratory to conduct next generation sequencing on archived tumor tissue samples or fresh biopsy samples from patients taken prior to enrollment. Even though we did not require confirmation of WT p53 in patients prior to enrollment for the initial three dose levels (dose groups 1, 2, 3a and 3b), we attempted to establish WT p53 status through testing after enrollment. Five of the 13 patients enrolled in those three dose levels who completed at least one cycle were confirmed to have WT p53 status.

In the trial, we are seeking a preliminary assessment of anti-tumor activity or response to ALRN-6924 through the use of standard imaging assessments methods. Imaging is performed at the end of the second cycle and every two cycles thereafter in Arm A, or approximately within 56 days following initial dosing. Patients in Arm B are measured at the end of the third cycle and every three cycles thereafter, or approximately within 63 days following initial dosing. We are measuring anti-tumor activity using RECIST 1.1 criteria for patients with solid tumors and the IWG criteria (Cheson 2014) for patients with lymphomas, as a means to objectively evaluate whether a tumor has progressed, stabilized or shrunk.

In the trial, we are also seeking a preliminary assessment of the effect of ALRN-6924 on biomarkers. Biomarkers provide us with information as to on-target activity, specific patient type response and early insight as to effect on tumor. We are assessing the effect of ALRN-6924 on potential biomarkers in different sources of biological samples, such as tumor biopsies, circulating tumor cells where detectable, mononuclear blood cells and blood samples. Dependent on the sample type, those biomarkers may include measures of MDMX, MDM2, p21, p53, apoptosis and macrophage inhibitory cytokine-1, or MIC-1 as well as other genetic features of tumor cells. We believe that by evaluating these biomarkers, we may be able to develop a better understanding of the on-target effect, as well as support our understanding of potential future trial designs for ALRN-6924.

Based on the results of the trial, we concluded that the recommended Phase 2 dose and dosing schedule for ALRN-6924 was administration of a 3.1 mg/kg infusion once per week.

Clinical Activity

We enrolled 71 patients in the trial, 63 of whom are evaluable. As of February 26, 2018, of the 63 evaluable patients, 30 patients (or 48%) demonstrated disease control consisting of two patients who achieved complete responses, two patients who achieved partial responses and 26 patients who achieved stable disease, with 46% of the stable disease patients experiencing shrinkage of the tumor. We are also aware of a third patient who, approximately 11 months after discontinuing ALRN-6924 and leaving the trial, was determined to have a response that may have qualified as a complete response if observed within the trial. The investigator for such patient has advised us that the patient did not receive any other anti-cancer therapy following discontinuation of ALRN-6924 and attributed the response to ALRN-6924. For patients to be evaluable, they had to have received at least one dose of study medication and have undergone at least one tumor imaging with CT per protocol post-baseline or have experienced clinical progression as determined by the investigator without formal imaging. Of the 71 enrolled patients, eight patients were not evaluable because they had discontinued treatment without an efficacy assessment, including two patients who discontinued treatment due to adverse events, three patients who discontinued treatment due to noncompliance, and three patients who withdrew their informed consent.

The anti-tumor activity for patients in our Phase 1 All-comers trial is shown in the “waterfall” plot below. In this figure, the percent change in tumor volume for each evaluable patient is plotted from highest to lowest value, or worst to best response, and each bar of the histogram colored by the best overall response measured for that patient per RECIST 1.1 or IWG criteria. The “waterfall” plot only shows the results for 60 of the 63 evaluable patients as of February 26, 2018. Two patients did not have RECIST-compliant data and one patient had a brain lesion, which cannot be shown on the plot below.

We also evaluated the anti-tumor activity in our Phase 1 All-comers trial in a subset of WT p53 patients who were treated at doses of at least 0.8 mg/kg per administration, which we believe to be the minimal clinically relevant dose in this trial. For this purpose, we excluded patients who were mutant p53 patients and patients who received doses at one of the three lowest dose levels in the trial of ALRN-6924, as we do not believe that these doses are relevant to the future clinical development of ALRN-6924. In this subset of 41 evaluable patients as of February 26, 2018, 39 are represented in the “waterfall” plot below as two patients with clinical or objective evidence of disease progression did not receive a scan. Of these 41 evaluable patients, 24 (or 59%) demonstrated disease control in at least one scan following the start of ALRN-6924 treatment, including two patients who achieved complete responses, two patients who achieved partial responses and 20 patients who achieved stable disease, with 55% of the patients with stable disease experiencing shrinkage of the tumor.

As of February 26, 2018, the median time on drug for all patients, including patients with mutant p53 status and patients dosed below the minimal clinically relevant level, was 53 days, with an average of 114 days, and a maximum for one patient of 981 days. In the figure below, the time-on-drug is shown for evaluable WT p53 patients in the clinically relevant subset who achieved a complete response, a partial response or stable disease as of February 26, 2018. In these 24 patients, as of February 26, 2018, the median time on drug was 120 days, with an average of 243 days, and a maximum for one patient of 981 days. As of February 26, 2018, six patients have been on drug for more than one year, five of them remain on ALRN-6924. Three of the four patients who have achieved a complete response or partial response since trial inception remain on ALRN-6924.

Safety Results

Based on safety data in our ongoing Phase 1 All-comers trial, we consider ALRN-6924 to be well tolerated by patients in that trial. Across all dose levels as of February 26, 2018, treatment-related adverse events were seen in 69 patients (97%). Of these 69 patients, 54 (78%) reported maximum treatment-related adverse events of grade 1 or 2, 13 (16%) reported maximum treatment-related adverse events of grade 3 and two (3%) reported maximum treatment-related adverse events of grade 4. Fewer than 5% of patients experienced a treatment-related serious adverse event. The most frequent treatment-related adverse events were gastrointestinal side effects, fatigue, anemia and headache. Dose limiting toxicities, or DLTs, were grade 3 fatigue at 3.1 mg/kg, and grade 3 hypotension, grade 3 alkaline phosphatase elevation, grade 3 anemia and grade 4 neutropenia at 4.4 mg/kg, all in five patients in Arm A. All DLTs resolved following dose interruption, dose reduction or treatment discontinuation. Infusion-related reactions were seen in six patients, with two treatment discontinuations.

The table below shows the number of patients and percent of the 71 total patients across all dose levels of our Phase 1 All-comers trial experiencing a hematological abnormality as of February 26, 2018. Notably, only three patients (less than 5% in total) have experienced neutropenia of grade 3 or worse, and no patients have experienced thrombocytopenia of grade 3 or worse.

Anemia, Grade*				Lymphocytopenia, Grade*				Neutropenia, Grade*				Thrombocytopenia, Grade*
1	2	3	4	1	2	3	4	1	2	3	4	1	2	3	4
31 (43.7%)	26 (36.6%)	5 (7.0%)	0	4 (5.6%)	21 (29.6%)	7 (9.9%)	3 (4.2%)	2 (2.8%)	4 (5.6%)	1 (1.4%)	2 (2.8%)	24 (33.8%)	1 (1.4%)	0	0

*	Number (%) of patients in our Phase 1 All-comers trial with hematological abnormalities

Pharmacokinetic Profile

We chose to deliver ALRN-6924 systemically in an intravenous administration given potential advantages of avoiding metabolic impact from hepatic and gastrointestinal enzymes as well as reproducible systemic bioavailability. In our Phase 1 All-comers trial, we measured drug concentrations in patient plasma as we increased the dose. As shown in the figure below (for the once-weekly arm), ALRN-6924 produced a dose-related increase in maximum drug plasma concentration in patients, as well as a longer corresponding half-life, up to 5.5 hours at the recommended Phase 2 dose of 3.1 mg/kg.

Clinical Development Plan

Based on the preliminary clinical data from the Phase 1 All-comers trial, we determined to pursue a broad registration-oriented clinical development program for ALRN-6924 in multiple solid tumor and hematological cancer indications that commonly present WT p53. We have chosen to initially evaluate ALRN-6924 as a monotherapy in relapsed and/or refractory PTCL patients whose cells contain WT p53 and in AML or MDS patients whose cells contain WT p53 both as a monotherapy and in combination with Ara-C. We plan to conduct, alone or in collaboration with third parties, additional clinical trials of ALRN-6924, as warranted by the clinical data. The goal of these clinical trials will be to broaden the application of ALRN-6924 by studying safety and potential anti-tumor activity in additional distinct subgroups of patients with specific solid tumors or hematological malignancies that commonly present with WT p53, such as certain leukemias, breast cancers and melanomas. In addition, because many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924 including immune-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies. We currently expect to provide an update on our non-clinical research and development plans for our ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with our anti-cancer agents as early as the first half of 2019.

Peripheral T-Cell Lymphoma

We are conducting a Phase 2a open label, multi-center clinical trial of ALRN-6924 in WT p53 patients who have relapsed/refractory PTCL after at least one prior systemic chemotherapy. In determining to evaluate ALRN-6924 in PTCL, we considered our preclinical results, data from our Phase 1 All-comers trial, and published literature regarding the role of p53 in T-cell related malignancies.

Lymphoma is the most common blood cancer and it primarily occurs when lymphocytes, a type of white blood cell, grow abnormally and accumulate in one or more lymph nodes. The body has two main types of lymphocytes that can develop into lymphomas: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. PTCL comprises a group of rare and aggressive non-Hodgkin lymphomas, or NHL, that develop from mature T-cells. According to the Leukemia and Lymphoma Society, PTCL accounts for approximately 10% to 15% of all NHL cases in the United States, which suggests that 7,200 to 10,800 new cases of PTCL are diagnosed in the United States annually. In a study by the International T-cell Lymphoma Project, overall survival in the most common subtypes of PTCL, PTCL not otherwise specified (NOS) and angioimmunoblastic T-cell lymphoma, at five years was only 32%.

For most subtypes of PTCL, the front-line treatment is typically a combination chemotherapy regimen, such as CHOP (cyclophosphamide, doxorubicin, vincristine, prednisone), EPOCH (etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin), or other multi-drug chemotherapeutic regimens. While over 50% of patients initially respond to these chemotherapeutic regimens, many patients with PTCL do not respond to these regimens or, after initially responding, later relapse. For second-line treatment, some oncologists recommend treating relapsed patients with a variety of intensive combination chemotherapy therapies, such as ICE (ifosfamide, carboplatin, etoposide), followed by an autologous stem cell transplant. Alternatively, patients with relapsed/refractory PTCL may be treated with the chemotherapeutic antifolate pralatrexate (Folotyn), the anti-CD30 antibody-drug conjugate brentuximab vedotin (Adcetris) or the histone deacetylase, or HDAC, inhibitors romidepsin (Istodax) and belinostat (Beleodaq) or a combination of a chemotherapy and one of the HDAC inhibitors. However, these treatments also have demonstrated limited efficacy and tolerability. We are also aware of additional product candidates that are in clinical development for the treatment of PTCL.

We enrolled the first patient in the Phase 2a PTCL trial in August 2016 and plan to enroll approximately 25 patients in the trial. We are conducting the Phase 2a PTCL trial to provide preliminary insight into the responsiveness of this patient population to ALRN-6924, to evaluate its safety and confirm the optimal dosing regimen. The primary endpoint of this trial is overall response rate as well as the safety and tolerability of ALRN-6924 in relapsed/refractory PTCL patients. Important secondary endpoints are the duration of response, progression-free and overall survival as well as time-to-response. Treatment of patients will continue until documentation of unacceptable toxicity or patient or physician decision to discontinue therapy, or disease progression that is either symptomatic, rapidly progressive, required urgent intervention, or associated with a decline in performance status.

In the first cohort of the Phase 2a PTCL trial, patients received a 3.1 mg/kg dose of ALRN-6924 on days 1, 8 and 15 of each 28-day cycle, with scans being performed after every two cycles. As of February 26, 2018, we had administered ALRN-6924 to 16 patients in accordance with this dosing regimen including one PTCL patient enrolled in the Phase 1 All-comers trial who received ALRN-6924 using the same dosing regimen, and 14 of these patients were evaluable. Of the evaluable patients, six patients (or 43%) demonstrated disease control, consisting of two patients who achieved complete responses, one patient who achieved a partial response and three patients who achieved stable disease, with all of the stable disease patients experiencing tumor shrinkage. As of February 26, 2018, two patients remained on treatment with this dosing regimen. These patients were the two patients who achieved complete responses. The average time on treatment for these two patients as of February 26, 2018 was 594 days. Of the two non-evaluable patients, one was not evaluable due to non-measurable disease and one was not evaluable because the patient had cells that contained mutant p53.

In the trial, the patients’ tumors were assessed for purposes of the primary endpoint by the investigator using PET/CT scans per IWG 2014, criteria. In reviewing the data, we identified a number of instances where the assessment using PET/CT scans per IWG 2014 criteria differed from the assessments using CT scans alone. Accordingly, we conducted an independent evaluation of each of the evaluable patients using an independent radiologist who applied the modified Cheson 2007 set of criteria, which are the response criteria used during the pivotal trials of certain other drugs that were approved by the FDA for the second-line treatment of PTCL prior to the adoption of the IWG 2014 criteria. Using the modified Cheson 2007 criteria, 15 of the patients were evaluable, of whom seven patients (or 47%) demonstrated disease control, consisting of one patient who achieved a complete response, three patients who achieved partial responses and three patients who achieved stable disease with all of the stable disease patients experiencing tumor shrinkage. Three patients who otherwise would have been removed from the study based on a PET/CT-determined disease progression, continued on treatment per their treating physician, and two of these patients achieved partial responses and one achieved stable disease based on the modified Cheson 2007 criteria. The one non-evaluable patient was not evaluable because the patient had cells that contained mutant p53.

We plan to continue to assess patients in the trial using both the IWG 2014 and the modified Cheson 2007 evaluation criteria and, prior to commencing future trials of ALRN-6924, to discuss with the FDA the appropriate evaluation criteria to be used in the trials. We believe, however, that whether assessed using either criteria, the preliminary response rate (21% or 27%) that we have observed in the trial at this point is generally in line with the overall response rates reported for romidepsin (Istodax). To date, ALRN-6924 has been well-tolerated by patients in the Phase 2 trial and its safety profile remains consistent with the profile observed in our Phase 1 All-comers trial.

We are also exploring a new dosing regimen in our Phase 2a PTCL trial under which patients in the trial receive three doses of 3.1 mg/kg per week, followed by two weeks off in a 21-day cycle. We are evaluating this new dosing regimen to assess whether a more frequent dosing regimen could improve the response rate of ALRN-6924 while still maintaining a favorable safety profile. We based our determination to explore this dosing regimen on our ongoing non-clinical research as well as the tolerability of ALRN-6924 observed in our clinical trials. We enrolled our first patient under this dosing regimen in February 2018 and enrollment is ongoing. We expect to report additional interim data from the trial, including from patients in the second cohort who receive the three doses per week, in the second half of 2018. Based on the anticipated timing of our Phase 2a PTCL trial, and subject to the data from the trial as well as other strategic considerations, we may seek discussions with the FDA regarding the possibility of an expedited clinical development and registration pathway for ALRN-6924 in PTCL patients and the design of a single agent pivotal clinical trial as early as the fourth quarter of 2018.

AML/MDS

We are conducting a Phase 1 open label, multi-center clinical trial of ALRN-6924 as a monotherapy for the treatment of AML or MDS patients whose cells contain WT p53 and a Phase 1b open label, multi-center clinical trial of ALRN-6924 in combination with Ara-C for the treatment of AML or MDS patients whose cells contain WT p53. In determining to evaluate ALRN-6924 in AML/MDS, we considered our preclinical results, published literature regarding the role of p53 in AML and MDS, that AML has recently been reported to respond to single agent therapy with MDM2 inhibitors in clinical trials conducted by third parties, and data from our first compassionate use patient.

AML is a cancer of the myeloid line of blood cells, characterized primarily by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. The American Cancer Society, or ACS, estimates for 2018 that there will be 19,500 new cases of AML and 10,700 deaths from AML in the United States. Survival is age-dependent and survival rates are extremely poor for the elderly. According to the U.S. National Cancer Institute, in the United States, while the five-year relative survival for AML patients age 20 to 49 years is 55%, it is only 6% for patients that are 65 years or older. MDS is a group of diverse bone marrow disorders in which the bone marrow does not produce enough healthy blood cells. MDS is often referred to as a “bone marrow failure disorder”. The ACS estimates that there are 13,000 new MDS cases each year in the United States. AML and MDS are often treated similarly in clinical practice because both disorders can originate from the same cell type and have numerous other features in common. As a result, it is difficult to distinguish between AML and MDS. Irrespective of diagnostic challenges, about one third of MDS patients progress to AML.

The front-line treatment for patients with AML has typically been a combination chemotherapy, consisting of intensive Ara-C-based induction chemotherapy followed by Ara-C-based consolidation therapy. Because Ara-C-based induction chemotherapies have significant toxicities, elderly patients with AML typically do not qualify for standard Ara-C-based induction chemotherapy. However, in 2017, the FDA approved a liposomal formulation of a fixed-dose combination of Ara-C and daunorubicin (Vyxeos) which showed superior overall survival in elderly AML patients. Still, the primary treatment for the majority of elderly patients remains palliative and as such elderly patients are treated with palliative measures encompassing best supportive care, low-dose Ara-C, or hypomethylating agents such as decitabine (Dacogen) or azacitidine (Vidaza), or they are referred to clinical trials with investigational agents. Once elderly patients experience disease progression following their initial treatment, they have a very poor expected survival rate and treatment represents a significant medical challenge. Many elderly patients go untreated after failure of these treatment options. In 2017, four products were approved specifically for AML (daunorubicin and cytarabine (Vyxeos), midostaurin (Rydapt), enasidenib (Idhifa), and gemtuzumab ozogamicin (Mylotarg)). Vyxeos, Rydapt and Mylotarg were approved for first-line treatment, and Idhifa and Mylotarg are approved for second-line treatment. To date, the majority of elderly patients still proceed to go on to palliative care after exhausting these newly approved agents.

We are conducting a Phase 1 open label, multi-center clinical dose-escalation trial of ALRN-6924 as a monotherapy for the treatment of AML or MDS patients whose cells contain WT p53. We enrolled the first patient in the fourth quarter of 2016 and had enrolled a total of 14 patients into the 1x/week dose-escalation part of the trial as of February 26, 2018. The trial is intended to establish the recommended Phase 2 dose of ALRN-6924 in patients with AML or MDS. The trial is also designed to evaluate the safety, tolerability and PK of ALRN-6924 in patients with AML or MDS and provide a preliminary assessment of anti-leukemic activity. The trial uses a 3+3 dose escalation design. In the one-time per week dose escalation part of the trial patients have received ALRN-6924 once a week for three consecutive weeks over a 28-day cycle. We treated the first cohort of patients with a dose of 3.1 mg/kg per infusion of ALRN-6924, and subsequently increased the dose up to 5.8 mg/kg per infusion without recording any DLTs.

We are also conducting a Phase 1b open label, multi-center clinical dose-escalation trial of ALRN-6924 in combination with Ara-C for the treatment of AML or MDS patients whose cells contain WT p53. We enrolled the first patient in the fourth quarter of 2016 and completed the original enrollment plan. The trial is designed to evaluate the safety, tolerability and PK of ALRN-6924 in combination with Ara-C in patients with AML or MDS and provide a preliminary assessment of anti-leukemic activity. The trial uses a 3+3 dose escalation design. Patients receive ALRN-6924 in combination with Ara-C once a week for three consecutive weeks over a 28-day cycle. We treated the first cohort of patients in the trial with an initial dose of 3.1 mg/kg plus 100 mg/m2 of Ara-C and subsequently increased the dose up to 4.4 mg/kg per infusion of ALRN-6924 plus 200 mg/m2 of Ara-C. We are currently seeking to enroll one or more additional patients in the ALRN-6924 4.4 mg/kg plus 200 m/m2 Ara-C cohort. We expect to complete enrollment of this cohort in the second quarter of 2018.

As of February 26, 2018, we had enrolled a total of 33 patients in the trials, of whom 26 were evaluable consisting of 11 patients in the Phase 1 monotherapy trial and 15 patients in the Phase 1b combination trial. As of February 26, 2018, six of the patients in the trials remained on treatment. Of the 26 evaluable patients, two MDS patients achieved marrow complete responses, including one patient who proceeded to receive a stem cell transplant, and five MDS patients achieved stable disease. Three of the 26 evaluable AML/MDS patients experienced a reduction of bone marrow blasts ranging from 40% to 50%. Each of the patients with the marrow complete responses participated in the 4.4 mg/kg of ALRN-6924 plus 200 mg/m2 of Ara-C cohort. Five patients received treatment in this cohort as of February 26, 2018. To date, we have observed a safety profile in this patient population in this trial that is similar to the safety profile of ALRN-6924 seen in our other clinical trials.

In addition to meeting our initial AML/MDS Phase 1 and Phase 1b enrollment targets, we are currently exploring a new three times per week dosing regimen in the Phase 1 trial. Under the new dosing regimen, patients receive ALRN-6924 (starting at 2.7 mg/kg) three times a week for two consecutive weeks, followed by one week off, for a 21-day cycle. We are evaluating this new dosing regimen to assess whether more frequent dosing could improve the response rate of ALRN-6924 while still maintaining a favorable safety profile. We based our determination to explore this dosing regimen on our ongoing non-clinical research including research conducted by us and our collaborators that was presented at the annual meeting of the American Society of Hematology or ASH in December 2017 as well the tolerability of ALRN-6924 observed in our clinical trials. In February 2018, we enrolled our first patient in this new dosing regimen and expect to complete enrollment in the second half of 2018. Depending on the timing of the completion of and the results of our Phase 1 AML/MDS trial as a monotherapy and our Phase 1b AML/MDS trial as a combination therapy with Ara-C, we may determine to initiate a Phase 2a clinical trial of ALRN-6924 for AML/MDS as a monotherapy and of ALRN-6924 as a combination therapy with Ara-C, in each case, as early as the fourth quarter of 2018. In April 2017, the FDA granted orphan drug designation to ALRN-6924 for use in the treatment of AML.

In both trials, treatment of patients continues until documentation of progressive disease, unacceptable toxicity or patient or physician decision to discontinue study medication. Bone marrow assessments for hematologic response are performed at the end of every second cycle for AML patients, at the end of every third cycle (once a week dosing regimens) or second cycle (three times a week dosing regimen) for MDS patients, and at the end of study or at relapse for both AML and MDS patients. If peripheral blood counts change in a manner suggestive of change in the underlying disease, a bone marrow assessment may be conducted outside the scheduled visits at the discretion of the investigator.

Additional Combination Trials

A standard treatment practice in oncology is the use of multiple agents in combination regimens to improve patient outcomes. Since many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924 including immune-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies. We currently expect to provide an update on our non-clinical research and development plans for our ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with other anti-cancer agents as early as the first half of 2019.

Our preclinical in-vitro data and recent published data indicate that there may be synergy between p53-reactivating therapy and different anti-cancer agents, such as targeted therapies and chemotherapy. In addition to our AML/MDS combination study, we may also conduct additional clinical trials of ALRN-6924 in combination with other anti-cancer agents. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with conventional and novel therapies. Prior to commencing these trials, we are conducting preclinical studies of ALRN-6924 in combination with these other anti-cancer agents in in vitro studies and, where appropriate, subsequently in in vivo xenograft studies to evaluate activity and tolerability of individual combinations with ALRN-6924.

Some of our studies combining ALRN-6924 with other anti-cancer agents have shown the potential benefits of combination therapy. In in vitro testing, we have investigated the combination of more than 20 drugs with ALRN-6924, including drugs that target a variety of pathways mediated by p53, including MAPK, mTOR and CDK4/6 inhibitors, and traditional chemotherapeutic agents, including demethylating agents, such as rituximab (Rituxan ® ), obinutuzumab (Gazyva ® ), palbociclib (Ibrance ® ), everolimus (Afinitor ® ), dabrafenib (Tafinlar ® ), vemurafenib (Zelboraf ® ), capecitabine (Xeloda ® ) and triflurdine/tipiracil (Lonsurf ® ). The results indicate that almost all of the selected drugs are additive or synergistic with ALRN-6924 in vitro, with the exception of dexamethasone, which was expected to have no effect on ALRN-6924 activity. To date, no antagonism of any tested drugs with ALRN-6924 was found.

Companion Diagnostic

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 cancer patients, we would be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We would also expect that we would be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves or in collaboration with a third party, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify WT p53 status.

Preclinical Studies

We conducted several in vivo and in vitro studies of ALRN-6924 that informed our approach to the design of our clinical trials and provided safety information needed to initiate patient selection and dosing in our trials. In these preclinical studies, ALRN-6924 bound to both MDMX and MDM2 with nanomolar affinities, indicating a high level of binding between ALRN-6924 and these proteins, and demonstrated evidence of specific on-target engagement in vitro by gene expression profiling. In addition, ALRN-6924 demonstrated tumor growth suppression, p53-dependent cell cycle arrest, apoptosis and anti-tumor activity in an MDMX/MDM2-overexpressing xenograft cancer model with clear correlation to on-target PK and pharmacodynamic activity.

ALRN-6924 has also been studied in a patient with Li-Fraumeni Syndrome who was suffering from MDS who was transforming into AML, and who was concurrently suffering from breast cancer, under a single-patient emergency IND, or compassionate use. With respect to this patient, after harvesting leukemic cells as well as healthy control lymphocytes, the investigator measured intracellular protein levels of p53 and its downstream effector p21, in the patient’s cells. Treatment with ALRN-6924 resulted in a 10-fold increase of intracellular levels of p53 and p21 within 12 hours in the leukemic stem cell compartment, whereas control healthy lymphocytes did not show any meaningful increase in p53 or p21 protein levels.

In Vitro

We conducted a p53 signal activation preclinical study to determine if ALRN-6924 has a differential effect on cancer cell lines with mutant p53 compared to WT p53. In the study, we measured the effect of ALRN-6924 in 312 cell lines across a variety of different cancers to compare the effect of ALRN-6924 in cell lines with mutant p53 and cell lines with WT p53. In all but two of the 207 mutant p53 cell lines, ALRN-6924 had no discernable effect, but 98 of the 105 WT p53 cell lines showed tumor cell death and seven of the 105 WT p53 cell lines did not show tumor cell death. Five of the seven WT p53 cell lines that did not show tumor cell death were derived from HPV-related cancers. We believe these HPV-derived cell lines were not responsive due to the presence of HPV-generated protein that destroys p53. By concentrating on WT p53 and responsive tumors, we believe we are better able to enrich for patient populations that may have a better chance of response to ALRN-6924. We used the results from this preclinical study to inform entry criteria in our ongoing Phase 1 All-comers trial. The figure below shows the results from this study.

In another preclinical study, we measured the binding affinity of ALRN-6924 for MDMX and MDM2 relative to the binding affinity for MDMX and MDM2 of WT p53 and of a small molecule MDM2 inhibitor. The affinity of a drug to a receptor is the measure of how effectively that drug binds to its target and can provide insight on the potential for on-target effect and off-target toxicity. We have designed ALRN-6924 to bind to both MDMX and MDM2 with higher affinity than WT p53. As a result, ALRN-6924 is able to displace MDMX and MDM2, and thereby enable bound p53 to be released to reactivate p53 function. In this study, the MDM2 inhibitor displayed strong binding affinity to MDM2 and non-measurable binding affinity to MDMX. The table below shows ALRN-6924’s ability to bind to MDMX and MDM2 relative to WT p53 and the small molecule MDM2 inhibitor. Lower nanomolar concentrations (nM) in the table reflect a stronger binding affinity (K d ) with MDMX or MDM2.

In Vivo

In our in vivo preclinical studies of ALRN-6924, we have studied the effects of ALRN-6924 in both solid and liquid tumors. In this study, we evaluated the effect of ALRN-6924 administered by an intravenous injection in an MDMX-driven MCF-7 breast cancer xenograft model in mice. We further evaluated doses ranging from 1.25 mg/kg to 20 mg/kg, dosed twice weekly (BIW) over four weeks, to determine effect on tumor volume growth as measured by physical examination. ALRN-6924 showed statistically significant tumor growth inhibition at doses ranging from 5 mg/kg to 20 mg/kg 28 days after initiation of treatment. At 5, 10 and 20 mg/kg in this model, when measured against the control, we observed 55%, 84% and 102% tumor growth inhibition in each dose group, with 10%, 20% and 60% of individual mice demonstrating tumor shrinkage, respectively.

*

P-value is a conventional statistical method for measuring the statistical significance of scientific results. A p-value of 0.05 or less represents statistical significance, meaning that there is a 1-in-20 or less statistical probability that the observed results occurred by chance.

In a preclinical study, one of our academic collaborations assessed the activity of ALRN-6924 in eight TP53 wild-type patient-derived tumor models representing six different T-cell lymphoma subtypes and compared the efficacy of ALRN 6924 to the maximum tolerated dose of romidepsin. Mice were xenografted with tumor, allowed to develop significant disease burden and then randomized to treatment with vehicle, romidepsin or ALRN-6924 on Days 1, 4, and 7. As shown in the figure below, ALRN-6924 was broadly active across compartments in all eight models. The activity of ALRN 6924 was generally superior or similar to romidepsin.

In another preclinical study, immune compromised NSG mice were xenotransplanted with the MOLM13 AML cell line and then treated with either vehicle (Group 1), 20 mg/kg ALRN-6924 twice per week (Group 2), or 20 mg/kg ALRN-6924 three times per week (Group 3) for 5 weeks after tumor engraftment. Median survival for Group 1 and Group 2 was 34 days and 83 days, respectively (p<0.0001). Long term survival was assessed at 130 days post treatment initiation, with 22% of mice in Group 2 and 60% of mice in Group 3 still alive. These data show that ALRN-6924 has strong leukemia-inhibitory activity in an in vivo AML cell xenotransplantation model. Furthermore, these data suggest that more frequent dosing may be more efficacious.

In another preclinical study, we used an MV(4;11) human leukemia xenograft model in mice to assess the ability of ALRN-6924 to inhibit tumor growth and improve overall survival in AML. In this study, we administered a 25 mg/kg dose of ALRN-6924 in six twice weekly doses and compared the results to mice treated with only cyclophosphamide, the control group. Mice were monitored individually for an endpoint of survival due to progression of leukemia. Because all ten mice that received the control exited the study between days 21 and 28, we believe that this study offered a sensitive assay for drug activity. Treatment with ALRN-6924 resulted in median overall survival of 40 days as compared to 22 days for untreated mice, an 82% increase for those receiving ALRN-6924. In our view, these results, among others, supported our belief that ALRN-6924 may potentially have an effect in liquid tumors with WT p53. The figure below shows the results of the preclinical study.

Next Generation WT p53 Reactivators

We intend to leverage the knowledge we have obtained from our ALRN-6924 development program to develop next generation p53 reactivating stapled peptides. We believe that specific changes in the chemical structures of our stapled peptides may engender our stapled peptides with varying affinities to MDMX and MDM2, enabling better targeting of cancers that are more dependent on one p53 suppressor protein or the other. In addition to novel chemical and anti-tumor properties, our next generation p53 program may also yield new chemical entities, or NCEs, with differential PK and safety profiles relative to ALRN-6924.

Other Targets

Based on our preclinical research, along with third-party scientific publications, we believe that stapled peptides may be effective against a variety of cancer targets, as well as targets in other therapeutic areas, such as infectious disease, metabolic disease and immunology. Pathways that incorporate protein-protein interactions with an alpha helix, and that, therefore, may be amenable to our approach and the focus of our future research, include p53 and may include other transcriptional factors and signaling proteins, such as Ras, which is implicated in colorectal cancer, lung cancer and pancreatic cancer, Myc, which is implicated in breast cancer and colorectal cancer, ß-Catenin, which is implicated in colorectal cancer, gastric cancer, hepatocellular carcinoma, cholangiocarcinoma, melanoma and breast cancer, among others, the Bcl family of proteins, which are implicated in hematologic cancers such as AML, MDS, NHL as well as melanoma, lung cancer and breast cancer, among others and HIF-1a , which is implicated in diabetes and metabolic disease.

Since our inception, we have created over 10,000 stapled peptides against multiple targets in a variety of therapeutic areas. We believe that a number of these molecules and targets warrant further study and development and could, in the future, contribute to a pipeline of novel therapeutics. We recently expanded our internal research capability and support of research against other therapeutic targets. Subject to our resources, it is our intention to continue to make selective investments into early research programs as part of our ongoing research. Where we believe it will be beneficial to the success of the program, we also expect to seek academic and industry collaborations to advance this work.

Manufacturing

We currently manufacture our research-scale peptides in-house. We contract with third parties for the GMP manufacture of our product candidates for certain preclinical studies and clinical trial materials, including raw materials and consumables necessary for their manufacture. We intend to continue to contract for these materials in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for the production of our product candidates for clinical or commercial use. Although we rely upon contract manufacturers for the manufacture of our product candidates for IND-enabling studies and clinical trials, we have personnel with extensive manufacturing experience who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

The active pharmaceutical ingredient, or API, for ALRN-6924 is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API for ALRN-6924. We contract with a different manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of ALRN-6924 to clinical sites. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for ALRN-6924 exist. We intend to identify and qualify additional manufacturers to provide the API and fill-and-finish services for ALRN-6924 prior to seeking marketing approval for ALRN-6924.

We believe that, because ALRN-6924 is a peptide, it can be manufactured through reliable and reproducible synthetic processes from readily available raw materials and then purified and packaged for clinical use. We believe that the chemistry process is amenable to scale-up and does not require unusual equipment in the manufacturing process.

We have agreed to purchase all of our olefin metathesis catalyst compositions, which are used in the manufacturing process to cross-link, or “staple,” our API precursors into the final stapled peptides, under a license agreement with Materia. If Materia is unable to meet our requirements for such olefin metathesis catalyst compositions in terms of amount or delivery date, then under the license agreement, we are permitted to procure such olefin metathesis catalyst compositions from a third party until such time that Materia can meet our requirements. In February 2017, we were advised that the license agreement had been assigned to Umicore, and Umicore agreed to continue to supply us under the agreement.

Manufacturing clinical products is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our contract manufacturers are required to comply with current good manufacturing practice regulations, which are regulatory requirements for the production of pharmaceuticals that will be used in humans.

Competition

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. While we believe that our product candidates, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face significant potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection and may be established as standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including for the treatment of the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or other complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG and Daiichi Sankyo Co., Ltd., including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents. Roche is currently conducting Phase 3 testing of its MDM2 agent in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

If ALRN-6924 was approved for the indications for which we currently have ongoing clinical trials, it will compete with currently-marketed drugs and will likely compete with other drugs that are currently in clinical development, each as discussed below.

PTCL

For most subtypes of PTCL, the front-line treatment is typically a combination chemotherapy regimen, such as CHOP (cyclophosphamide, doxorubicin, vincristine, prednisone), EPOCH (etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin), or other multi-drug chemotherapeutic regimens. While over 50% of patients initially respond to these chemotherapeutic regimens, many patients with PTCL do not respond to these regimens or, after initially responding, later relapse. For second-line treatment, some oncologists recommend treating relapsed patients with a variety of intensive combination chemotherapy therapies, such as ICE (ifosfamide, carboplatin, etoposide), followed by an autologous stem cell transplant.

In addition, although treatment practices vary, some oncologists recommend treating relapsed patients with a variety of intensive combination chemotherapy therapies such as ICE (ifosfamide, carboplatin, etoposide), followed by an autologous stem cell transplant. Alternatively, patients with relapsed/refractory PTCL may be treated with pralatrexate (Folotyn), an antifolate chemotherapy marketed by Spectrum Pharmaceuticals, Inc.; belinostat (Beleodaq), an HDAC inhibitor marketed by Spectrum Pharmaceuticals, Inc.; romidepsin (Istodax), an HDAC inhibitor marketed by Celgene Corporation; brentuximab vedotin (Adcetris), an anti-CD30 antibody-drug conjugate marketed by Seattle Genetics, Inc.; or a combination of a chemotherapy and one of the HDAC inhibitors. However, these treatments also have demonstrated limited efficacy and tolerability. The approved drugs are being clinically tested in combination with a wide variety of agents. We are aware of multiple investigational agents in clinical development for PTCL, including product candidates from AstraZeneca PLC, Bristol-Myers Squibb Company, Celgene Corporation, Eisai Co., Ltd., Kura Oncology, Inc. Merck & Co., Inc. and Verastem, Inc. If approved, these new product candidates may compete with currently-approved therapies.

AML/MDS

The front-line treatment for patients with AML has typically been a combination chemotherapy, such as intensive Ara-C-based induction chemotherapy followed by Ara-C-based consolidation therapy. Because Ara-C-based induction chemotherapies have significant toxicities, elderly patients with AML typically do not qualify for standard Ara-C-based induction chemotherapy. However, in 2017, the FDA approved a liposomal formulation of a fixed-dose combination of Ara-C and daunorubicin (Vyxeos), which showed superior overall survival in elderly AML patients. Still, the treatment for the vast majority of elderly patients continues to be palliative and, as such, elderly patients are treated with measures encompassing best supportive care, low-dose Ara-C, or hypomethylating agents such as decitabine (Dacogen) or azacitidine (Vidaza), or they are referred to clinical trials with investigational agents. Once elderly patients experience disease progression following their initial treatment, they have a very poor expected survival rate and treatment represents a significant medical challenge. Many elderly patients go untreated after failure of these treatment options.

In 2017, the FDA approved four new drugs for AML. In addition to Vyxeos, FDA approved midostaurin (Rydapt), an inhibitor of the fms-like tyrosine kinase 3 (FLT3), which was approved in combination with Ara-C-based induction and consolidation chemotherapy for the first-line treatment of adult patients with FLT3-mutant AML. Enasidenib (Idhifa), an isocitrate dehydrogenase-2 (IDH2) inhibitor, was approved as a mono-therapy for the treatment of adult patients with relapsed or refractory AML with an IDH2 mutation. Gemtuzumab ozogamicin (Mylotarg), a CD33-directed antibody-drug conjugate, was re-approved in combination with Ara-C-based induction and consolidation chemotherapy for the first-line treatment of adult patients with CD33-positive AML. In addition, Mylotarg is also indicated as single agent for induction and continuation treatment in first-line treatment for adult patients with CD33-positive AML as well as for adult or pediatric patients ≥2 years with relapsed or refractory AML.

We are aware of a number of product candidates in late-stage clinical development being developed by Daiichi Sankyo Co., Ltd., Astex Pharmaceuticals, Inc., Agios Pharmaceuticals, Inc., AbbVie Inc., Seattle Genetics, Inc. and earlier-stage product candidates being developed by Astellas Pharma Inc., Boehringer Ingelheim GmbH, Janssen Research & Development, LLC, Karyopharm Therapeutics Inc. and Pfizer Inc.

AML and MDS are often treated similarly in clinical practice. The front-line treatment for patients with higher-risk MDS in the United States are combination chemotherapy or hypomethylating agents such as decitabine (Dacogen) or azacitidine (Vidaza). We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area, including product candidates from Astex Pharmaceuticals, Inc., Celgene Corporation, CTI BioPharma Corp., Cyclacel Pharmaceuticals, Inc., Eisai Co., Ltd., Karyopharm Therapeutics Inc., Onconova Therapeutics, Inc., and Takeda Pharmaceutical Company Limited.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, including ALRN-6924, their methods of use, related technology, and other inventions that are important to our business. In addition to patent protection, we rely on trade secrets and confidentiality agreements to protect our technology, know-how and other aspects our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

A third party may hold intellectual property, including patent rights, which are important or necessary to the development or commercialization of our product candidates. If it becomes necessary for us to use patented or proprietary technology of third parties to develop or commercialize our product candidates, we may need to seek a license from such third parties. Our business could be harmed, possibly materially, if we are unable to obtain such a license on terms that are commercially reasonable, or at all.

We may seek to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, diagnostics, and additional compounds and their derivatives. Specifically, we have sought and continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, and the use of these compounds in a variety of therapies.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention or in post-grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

We generally file a provisional patent application with the USPTO first and then subsequently file a corresponding non-provisional patent application, which enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. In order to benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, China, Japan, Australia, Canada, Brazil, India, Indonesia, Israel, Mexico, New Zealand, South Korea, Singapore, South Africa or the Eurasian Patent Organization. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.

Patent Portfolio

As of January 31, 2018, we owned or had an exclusive license to at least 47 U.S. patents, at least 44 pending U.S. provisional or non-provisional patent applications, at least 195 foreign patents and at least 150 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. In addition, within our patent portfolio, as of January 31, 2018, we owned or had an exclusive license to at least 21 U.S. patents, at least 14 pending U.S. provisional or non-provisional patent applications, at least 87 foreign patents and at least 82 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2037, in each case without taking into account any possible patent term adjustment or extensions. More specifically, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2020 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033, in each case without taking into account any possible patent term adjustments or extensions. Lastly, within our patent portfolio, as of January 31, 2018, at least 14 U.S. patents, at least 4 pending U.S. non-provisional patent applications, at least 105 foreign patents and at least 20 foreign patent applications are licensed to us by President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Materia and other third parties pursuant to our license agreements with such parties.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the Hatch-Waxman Act permits a patent holder to apply for patent term extension of a patent that covers an FDA-approved drug, which, if granted, can extend the patent term of such patent to compensate for the patent term lost during the FDA regulatory review process. This extension can be for up to five years beyond the original expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. While we intend to seek patent term extensions to any of our patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to our reliance on patent protection for our inventions, product candidates and research programs, we also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

License Agreements

Harvard and Dana-Farber License Agreement

In August 2006, we entered into a license agreement with Harvard and DFCI. This agreement was amended and restated in February 2010. Pursuant to the amended and restated agreement, Harvard and DFCI granted us an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to develop, make, have made, market, use, sell, offer for sale, and import products covered by the patents and patent rights. The licensed patents cover ALRN-6924. We also generally have the first right to enforce the licensed patents against third-party infringers.

Under the terms of the amended and restated agreement, we are obligated to use commercially reasonable efforts to develop licensed products in accordance with a development plan and to develop and commercialize licensed products. We are also required to achieve specified milestone events by specified dates. Depending on the failure, Harvard may terminate the agreement either in its entirety or as to categories of licensed patent rights if we fail to achieve such milestone events and do not cure such failure within a specified termination notice period.

In addition, under the license agreement, if a third party makes a proposal to Harvard or DFCI to develop a licensed product that does not contain a peptide that is substantially similar to a peptide in a licensed product we are developing, that would be developed for an indication for which we are not interested in developing a licensed product and that would not present a material risk of competing through off-label use with a licensed product we are developing or plan to develop, and Harvard is interested in having such product developed and commercialized, Harvard is to notify us of the proposal. Following such notification, we then have the right to decide to develop such product ourselves, subject to agreement with Harvard upon a development plan and milestones, to directly negotiate a sublicense with such third party of the licensed intellectual property only or to give Harvard the right to negotiate such a sublicense with the third party in which case we will be entitled to a portion of the income to Harvard from the sublicense. Harvard may also terminate the agreement upon our breach of our payment obligations by us under the agreement if we do not cure such breach within a specified period. Harvard and DFCI may terminate the agreement upon other material breaches by us under the agreement if we do not cure such breach within a specified period or our bankruptcy or insolvency. We may terminate the agreement upon any breach by Harvard or DFCI if not cured within a specified notice period or at any time for any reason upon written notice to Harvard and DFCI. If not earlier terminated, the agreement will remain in force on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent.

As of December 31, 2017, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $4.4 million. We are obligated to pay annual maintenance fees totaling $145,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

Materia License Agreement

In December 2006, we entered into a license agreement with Materia. Pursuant to the agreement, Materia granted us a non-exclusive worldwide license, with the right to sublicense, under certain of its patents and patent applications covering olefin metathesis catalyst compositions, to develop, make, have made, use, sell, offer for sale, import and export certain conformationally restricted peptides, which are crosslinked, or “stapled,” peptides, for the prevention, diagnosis, treatment or control of any human or animal disease, disorder or condition.

During the term of the agreement, we have agreed to purchase all of our olefin metathesis catalyst compositions from Materia at agreed prices, subject to potential cost-based increases over time. If Materia is unable or unwilling to meet our requirements for such olefin metathesis catalyst compositions in terms of amount or delivery date, then a process is provided by which we can procure such olefin metathesis catalyst compositions from a third party until such time that Materia can meet our requirements and notifies us in writing.

As of December 31, 2017, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, to Materia of $850,000. We are obligated to pay Materia an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay to Materia up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Materia tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

Either party may terminate the agreement upon material breach by the other party under the agreement if the breaching party does not cure such breach within a specified notice period. We may also terminate the agreement at any time with specified prior notice to Materia. In February 2017, we were advised that the license agreement had been assigned to Umicore, and Umicore agreed to continue to supply us under the agreement.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, pricing, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Through companion guidance issued in April 2015, FDA considers any polymer composed of 40 or fewer amino acids to be a peptide and not a protein. Therefore, unless a peptide otherwise meets the statutory definition of a “biological product” (e.g., a peptide vaccine), it will be regulated as a drug under the FD&C Act. Accordingly, based on this FDA guidance, we believe that our products will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include in vitro laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue or may be conducted after the IND is submitted.

The IND and IRB Processes

An IND is a request for an exemption from restrictions under the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial, and also a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, based upon reported safety-related information, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on additional information provided by the sponsor correcting deficiencies or addressing safety concerns, thereby satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, FDA has promulgated regulations governing the acceptance of foreign clinical studies not conducted under an IND, establishing that such studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP including review and approval by an independent ethics committee, or IEC, and informed consent from subjects, and the FDA is able to validate the data from the study through an on-site inspection if FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Suspension or termination decisions, for reasons unrelated to patient safety, may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

•

Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if unexpected serious adverse events suspected of being related to the drug occur. IND safety reports must be submitted to the FDA for serious and unexpected suspected adverse reactions, or SUSARs, occurring during the trial; and any clinically important increase in the number or severity of serious suspected adverse reactions over that listed in the protocol or investigator brochure. In addition, findings from other clinical studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug should also be reported. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, which for federal fiscal year 2018 is $2,421,495, unless a partial or full fee waiver is granted as may occur for the first NDA of a small business or an NDA for drug intended to treat a rare, or “orphan” disease. The sponsor of an approved NDA may also be subject to an annual program fee, which for fiscal year 2018 is $304,162 per product, per approved indication up to 5 indications.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the filing date, and most applications for “priority review” products are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from PDUFA application fee.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

FDA Approval and Regulation of Companion Diagnostics

We believe that it is the FDA’s current view that, in the event that we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 cancer patients, we may be required to have a companion in vitro diagnostic approved for use with ALRN-6924. If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

If FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA, for that diagnostic simultaneously with approval of the drug. We expect that any companion diagnostic developed for use with ALRN-6924 will utilize the PMA pathway.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review; for federal fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee is $77,691.

In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

The 21st Century Cures Act

On December 13, 2016, the 21st Century Cures Act, or the Cures Act, was signed into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the PHSA to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Regulation Outside the United States

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States and involves satisfactorily completing preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication, as well as the submission to the relevant competent authorities of a marketing authorisation application, or MAA, and actual granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval. Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union passed a new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new European Union clinical trials legislation was passed as a regulation that is directly applicable in all European Union member states without the need for implementation into the member states’ national laws. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation will become applicable no earlier than 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the European Union portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization. To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. In the case of pediatric patients, Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the EU. In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals. A marketing authorization shall be valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity. Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the European Union. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

Regulatory Requirements after a Marketing Authorization has been Obtained. In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•

Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed, has to be ensured.

•

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and European Union member state laws.

Authorization to Market Companion Diagnostics in the European Union.

In the European Economic Area, or EEA, in vitro medical devices are currently required to conform with the essential requirements of the European Union Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. The conformity assessment of in vitro diagnostic medical devices can require the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. On April 5, 2017, the European Parliament passed the In Vitro Device Regulation, or IVDR, which repeals and replaces Directive No 98/79/EC. Unlike directives, which must be implemented into the national laws of the EU member states, a regulation is directly applicable, i.e., without the need for adoption of EU member state laws implementing them, in all EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will not become fully applicable until five years following its entry into force. Once applicable, the IVDR will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; and
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the European Union Treaty. The United Kingdom communicated the notice of withdrawal to the EU on March 29, 2017. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our product candidates are approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the

United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, and in the U.S. Senate a number of measures have been proposed and considered, but none has been passed.

The current Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the ACA during 2018.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $22.6 million, $18.1 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

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

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash, cash equivalents and investments as of December 31, 2017 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash, cash equivalents and investments as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our estimate as to how long we expect our cash, cash equivalents and investments as of December 31, 2017 to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs, including costs of our planned build-out of new facilities, as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

We currently in-license certain intellectual property from President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, and others. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. Notably, on January 30, 2017, the President issued an executive order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within Office of Management and Budget  on February 2, 2017, the administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, the President issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform

Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products and could decrease the coverage and price that we, or any future collaborators, may receive for any approved drugs. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, was enacted. Among the provisions of the ACA of potential importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates, are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements to report certain financial arrangements with physicians and certain others, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in 2013 and, due to subsequent legislative amendments to the statute, the reductions will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017, and in the U.S. Senate a number of measures have been proposed and considered, but none has been passed.

The current Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, an executive order was issued directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, a second executive order was issued allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

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

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to that of other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

Our relationships with healthcare providers, physicians and third-party payors will subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

Anti-Kickback Statute—the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare and Medicaid.

•

False Claims Act—the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA Privacy Provisions—as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information

•

Transparency Requirements—the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are reimbursed by non-governmental third-party payors, including private insurers.

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

As of December 31, 2017, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 32% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence, or if analysts discontinue, coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

The price of our common stock is volatile and may fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is volatile. During the period from June 28, 2017 to March 26, 2018, the closing price of our common stock ranged from a high of $14.91 per share to a low of $7.61 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company until December 31, 2022, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur, and particularly after we are no longer an “emerging growth company,” we will incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our becoming a public company, and our efforts to comply with the requirements of being a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, and after we are no longer an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $129.6 million and $125.8 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2017, we had federal and state research and development tax credit carryforwards of $2.0 million and $1.2 million, respectively, which begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not conducted a study to assess whether we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred at any time since our inception and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A significant portion of our total outstanding shares may be sold into the market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 26, 2018, we had 14,734,383 shares of common stock outstanding. The holders of an aggregate of approximately 10.5 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy approximately 7,400 rentable square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in May 2018. We expect to lease space in a new facility in 2018.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Priced Range of Our Common Stock

Our common stock trades under the symbol “ALRN” on the Nasdaq Global Market and has been publicly traded since June 29, 2017. Prior to this time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year ended December 31, 2017:
Second Quarter (from June 29, 2017 to June 30, 2017)	$14.00	$10.37
Third Quarter (July 1, 2017 to September 30, 2017)	$14.66	$11.10
Fourth Quarter (October 1, 2017 to December 31, 2017)	$15.48	$8.77

Holders of Our Common Stock

As of March 26, 2018, there were approximately 55holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared nor paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in respect of our common stock in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on restrictions and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities

Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from June 29, 2017 (the first date that shares of our common stock were publicly traded) through December 29, 2017, which was the last trading day of the year. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on June 29, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds from Registered Securities

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

We had not used any of the net offering proceeds as of December 31, 2017. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6. Selected Financial Data.

You should read the following selected financial data together with our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of results that should be expected in any future period.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,239	10,276	7,832
General and administrative	8,769	7,893	5,059
Total operating expenses	23,008	18,169	12,891
Loss from operations	(23,008)	(18,169)	(12,891)
Interest income	404	46	13
Net loss	(22,604)	(18,123)	(12,878)
Accretion of redeemable convertible preferred stock to redemption value	(41)	(75)	(71)
Net loss attributable to common stockholders	$(22,645)	$(18,198)	$(12,949)
Net loss per share attributable to common stockholders—basic and diluted (1)	$(3.04)	$(42.35)	$(32.31)
Weighted average common shares outstanding— basic and diluted (1)	7,443,078	429,686	400,713

(1)

See Note 11 to our financial statements appearing at the end of this Annual Report on Form 10-K for details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$50,752	$20,715	$3,768
Working capital (1)	46,949	17,002	1,477
Total assets	52,688	22,021	5,940
Redeemable convertible preferred stock (2)	—	129,745	97,681
Total stockholders’ equity (deficit)	47,797	(111,806)	(94,319)

(1)	We define working capital as current assets less current liabilities.
(2)

Upon the closing of the IPO on July 5, 2017, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.  See Note 7 to our financial statements appearing at the end of this Annual Report on Form 10-K for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through December 31, 2017, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $22.6 million, $18.1 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $136.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2017, we had cash, cash equivalents and investments of $50.8 million. We believe that our cash, cash equivalents and investments as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

We expense research and development costs as incurred. Research and development expenses are comprised of salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
ALRN-6924 and p53 program	$8,755	$6,392	$4,082
Other early-stage development programs	232	266	211
Unallocated research and development expenses	5,252	3,618	3,539
Total research and development expenses	$14,239	$10,276	$7,832

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances.

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had federal and state net operating loss carryforwards of $129.6 million and $125.8 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $2.0 million and $1.2 million, respectively, which begin to expire in 2025.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
•	investigative sites or other service providers in connection with clinical trials;
•	vendors in connection with preclinical and clinical development activities; and
•	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Determination of Fair Value of Common Stock

Due to the absence of a public market for our common stock, prior to June 28, 2017, the date our stock began publicly trading, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. These common stock valuations were prepared using a hybrid method, which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighed expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an option-pricing method, or OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.

For grants made after the date our stock began public trading, the fair value per share of our common stock on the date of grant is determined using the closing price of our common stock on The Nasdaq Global Market on the date of grant.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,239	10,276	3,963
General and administrative	8,769	7,893	876
Total operating expenses	23,008	18,169	4,839
Loss from operations	(23,008)	(18,169)	(4,839)
Interest income	404	46	358
Net loss	$(22,604)	$(18,123)	$(4,481)

Research and Development Expenses

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$8,755	$6,392	$2,363
Other early-stage development programs	232	266	(34)
Unallocated research and development expenses	5,252	3,618	1,634
Total research and development expenses	$14,239	$10,276	$3,963

Research and development expenses for the year ended December 31, 2017 were $14.2 million, compared to $10.3 million for the year ended December 31, 2016. The increase of $4.0 million was primarily due to an increase of $2.4 million in research expenses associated with ALRN-6924 and p53 program and an increase of $1.6 million in unallocated research and development expenses. The increase in ALRN-6924 and p53 program expenses was primarily due to an increase in clinical trial costs in the year ended December 31, 2017 associated with contract manufacturing costs and increased clinical activity associated with our Phase 1/1b AML/MDS trials which commenced in the second half of 2016. This increase was offset by a decrease in clinical trial costs in the year ended December 31, 2017 associated with decreased clinical activity associated with our Phase 1 All-comers trial as we completed enrollment in this trial in January 2017. The increase in unallocated research and development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years and next generation stapled peptide compounds for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the year ended December 31, 2017, compared to $7.9 million for year ended December 31, 2016. The increase of $0.9 million was primarily due to an increase of $0.9 million in personnel costs and $0.4 million in other general and administrative expense offset by a $0.4 million reduction in professional fees. The increase in personnel related costs was primarily due to higher non-cash stock compensation costs in the year ended December 31, 2017. The increase in other general and administrative costs was primarily due to higher insurance costs. The decrease in professional fees was primarily the result of a charge of $1.5 million related to the write off of offering costs in the year ended December 31, 2016, which consisted mostly of legal and accounting fees that were previously capitalized in connection with a postponed equity financing. This decrease was offset by increased costs related to operating as a public company. We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income for the year ended December 31, 2017 was $0.4 million higher than it was for the year ended December 31, 2016 due to higher investment balances resulting from the $50.0 million in net proceeds received from our IPO in July 2017.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	10,276	7,832	2,444
General and administrative	7,893	5,059	2,834
Total operating expenses	18,169	12,891	5,278
Loss from operations	(18,169)	(12,891)	(5,278)
Interest income	46	13	33
Net loss	$(18,123)	$(12,878)	$(5,245)

Research and Development Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$6,392	$4,082	$2,310
Other early-stage development programs	266	211	55
Unallocated research and development expenses	3,618	3,539	79
Total research and development expenses	$10,276	$7,832	$2,444

Research and development expenses for the year ended December 31, 2016 were $10.3 million, compared to $7.8 million for the year ended December 31, 2015. The increase of $2.4 million was primarily due to an increase of $2.3 million in research expenses associated with the ALRN-6924 and p53 program. The increase in ALRN-6924 expenses was primarily due to an increase in clinical trial costs in 2016 associated with our ongoing Phase 1 All-comers trial as well as with our Phase 2a PTCL trial and our Phase 1/1b AML/MDS trials, each of which commenced in 2016.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the year ended December 31, 2016, compared to $5.1 million for year ended December 31, 2015. The increase of $2.8 million was due to an increase of $1.2 million in professional fees, an increase of $0.1 million in facility-related costs, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs, and a charge of $1.5 million recognized in June 2016 related to the write off of offering costs previously capitalized in connection with a postponed initial public offering. The increase in professional fees was due to increases in legal fees and in the use of outside professionals.

Interest Income

Interest income for the year ended December 31, 2016 was comparable to interest income for the year ended December 31, 2015. Our interest income in each year was not significant due to low investment balances and low interest earned on those balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through December 31, 2017, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from a collaboration agreement. As of December 31, 2017, we had cash, cash equivalents and investments of $50.8 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(20,531)	$(15,014)	$(11,710)
Cash provided by (used in) investing activities	(38,912)	(25)	10,629
Cash provided by (used in) financing activities	50,591	31,986	(1,359)
Net increase (decrease) in cash and cash equivalents	$(8,852)	$16,947	$(2,440)

Operating Activities. During the year ended December 31, 2017, operating activities used $20.5 million of cash, primarily resulting from our net loss of $22.6 million offset by net cash provided by non-cash charges of $1.7 million and changes in our operating assets and liabilities of $0.4 million. Non-cash charges resulted primarily from stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted primarily of an increase of $1.2 million in accrued expenses and other current liabilities offset by an increase of $0.8 million in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was primarily due to the increase of clinical trial-related accruals and contract manufacturing costs. The increase in prepaid expenses and other current assets was primarily due to the timing of vendor invoicing and payments.

During the year ended December 31, 2016, operating activities used $15.0 million of cash, primarily resulting from our net loss of $18.1 million, partially offset by non-cash charges of $2.4 million and cash provided by changes in our operating assets and liabilities of $0.7 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2016 consisted of an increase of $1.2 million in accounts payable and an increase of $0.3 million in accrued expenses and other current liabilities, partially offset by a $0.8 million increase in other assets and a $0.1 million increase in prepaid expenses and other current assets. The increases in accounts payable and accrued expenses and other current liabilities were largely due to an increase of clinical trial-related expenses as we had increased enrollment in our Phase 1 All-comers trial and we had commenced our Phase 2a PTCL trial and our Phase 1/1b AML/MDS trials. The increase in other assets was due to deposits paid to our CROs for our ongoing clinical trials.

During the year ended December 31, 2015, operating activities used $11.7 million of cash, primarily resulting from our net loss of $12.9 million, partially offset by non-cash charges of $0.9 million and cash provided by changes in our operating assets and liabilities of $0.2 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2015 consisted of a $0.6 million increase in accrued expenses and other current liabilities, partially offset by a $0.2 million decrease in accounts payable and a $0.1 million increase in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was largely due to the increase of clinical trial-related accruals as we had increased enrollment in our ongoing Phase 1 All-comers trial of ALRN-6924.

Investing Activities. During the year ended December 31, 2017, investing activities used $38.9 million of cash, consisting of net purchases of investments of $71.1 million offset against proceeds from the sales or maturities of those investments of $32.3 million.

During the year ended December 31, 2016, we used an insignificant amount of cash in investing activities, consisting of net purchases of investments and an increase in restricted cash.

During the year ended December 31, 2015, investing activities provided $10.6 million of cash, consisting of net proceeds from sales of investments of $10.0 million and a decrease in restricted cash of $0.7 million, both of which were partially offset by purchases of property and equipment of $0.1 million.

We expect that purchases of property and equipment will increase over the next year as we expect to lease space in a new facility in 2018.

Financing Activities. During the year ended December 31, 2017, net cash provided by financing activities was $50.6 million primarily due to the proceeds, less underwriting discounts, from our IPO in July 2017 of $52.3 million. These proceeds were offset by payments of initial public offering costs of $2.3 million.

During the year ended December 31, 2016, net cash provided by financing activities was $32.0 million, primarily due to the net proceeds from our sales of Series E-1 preferred stock and Series F preferred stock of $32.1 million, partially offset by the payment of initial public offering costs of $0.2 million.

During the year ended December 31, 2015, we used $1.4 million of net cash in financing activities, due to the payment of initial public offering costs of $1.3 million and the payment of issuance costs of $0.1 million related to our issuance of Series E-1 preferred stock, both partially offset by proceeds from the exercise of stock options.

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
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

As of December 31, 2017, we had cash, cash equivalents and investments of $50.8 million. We believe that our cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs, including costs of our planned build-out of new facilities, as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$202	$202	$—	$—	$—
License agreement obligations (2)	$1,470	245	490	490	245
Total	$1,672	$447	$490	$490	$245

(1)	Represents minimum payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in May 2018.
(2)

Represents the aggregate minimum annual license maintenance fees payable under our existing licensing agreements with third parties. Amounts in the table reflect such fees payable through 2023, but we will be obligated to make such annual payments until the license agreements are terminated.

Under various licensing and related agreements to which we are a party, we may be required to make milestone payments and pay royalties and other amounts to third parties. We have not included any such contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known.

Under an amended and restated license agreement with President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, through December 31, 2017, we have paid aggregate milestone payments of $0.3 million related to achieving specified milestones for ALRN-6924 and another compound that we are not currently developing, and we have agreed to make additional milestone payments of up to $7.5 million and $7.65 million for each such product candidate, respectively, upon achieving additional specified clinical, regulatory and sales milestones. We have agreed to make milestone payments of up to $7.7 million per any additional licensed therapeutic product and up to $0.7 million per any additional licensed diagnostic product upon achieving specified clinical, regulatory and sales milestones with respect to each such product. In addition, we have agreed to pay royalties of low single-digit percentages on annual net sales of licensed products sold by us, our affiliates or our sublicensees. If we grant any sublicense rights under the license agreement, we have agreed to pay a percentage, up to the mid-twenties, of fees received by us in connection with our sublicense of the licensed products. In accordance with the terms of the agreement, our sublicense payment obligations may be subject to specified reductions, which have been and may potentially be substantial.

Under a license agreement with Materia, through December 31, 2017, we have paid aggregate milestone payments of $0.2 million related to achieving specified milestones for ALRN-6924 and another compound that we are not currently developing, and we have agreed to make additional milestone payments of up to $6.25 million and $6.35 million for each such product candidate, respectively, upon achieving additional specified clinical, regulatory and sales milestones. We have agreed to make milestone payments of up to $6.4 million upon achieving specified clinical, regulatory and sales milestones with respect to any other licensed product. In addition, we have also agreed to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by us or our sublicensees.

In addition, under two other license agreements with third parties, we have agreed to make future milestone payments in a range of up to $0.4 million to $1.9 million per licensed product upon achieving specified clinical, regulatory and sales milestones. We have also agreed to pay royalties under each agreement ranging in the low single-digit percentages on annual net sales of each developed product. We do not currently utilize the technologies licensed under these two agreements in our clinical program.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related changes in interest rates. As of December 31, 2017, our cash equivalents consisted of money market accounts and investments in corporate notes and commercial paper that have contractual maturities of less than 90 days. As of December 31, 2017, our investments consisted of investments in corporate notes and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2017 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors & Media — Corporate Governance” section of our website, www.aileronrx.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)	Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

(b)Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(c)	Exhibits.
		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/5/2017	3.1
3.2	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2
4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1
4.2	Seventh Amended and Restated Investor Rights Agreement, dated as of December 23, 2016, among the Registrant and the other parties thereto	S-1^	6/2/2017	4.2
10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1
10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2
10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3
10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4
10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5
10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6
10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8
10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9
10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10
10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11
10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12
10.12	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc.	S-1^	6/2/2017	10.13
10.13	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14
10.14	Lease Agreement, dated as of February 12, 2010, as amended on May 24, 2010, June 17, 2011 and August 25, 2014, between the Registrant and Massachusetts Institute of Technology	S-1^	6/2/2017	10.15
10.15	Employment Agreement, dated as of March 1, 2008, between the Registrant and Joseph A. Yanchik III, as amended on December 31, 2008	S-1^	6/2/2017	10.16
10.16	Employment Agreement, dated as of July 23, 2014, between the Registrant and Manuel Aivado	S-1^	6/2/2017	10.17

10.17	Offer Letter, dated as of March 25, 2015, between the Registrant and Kira A. Nelson	S-1^	6/2/2017	10.19
10.18	Employment Agreement, dated as of June 5, 2017, between the Registrant and Donald V. Dougherty	S-1^	6/19/2017	10.20
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
^	SEC File No. 333-218474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: April 2, 2018	By:	/s/ Joseph A. Yanchik III
Joseph A. Yanchik III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph A. Yanchik III	President, Chief Executive Officer and Director (principal executive officer)	April 2, 2018
Joseph A. Yanchik III

/s/ Donald V. Dougherty	Senior Vice President, Chief Financial Officer (principal financial officer)	April 2, 2018
Donald V. Dougherty

/s/ Kira A. Nelson	Vice President, Finance and Operations (principal accounting officer)	April 2, 2018
Kira A. Nelson

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	April 2, 2018
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	April 2, 2018
Reinhard J. Ambros

/s/ Scott B. Kapnick	Director	April 2, 2018
Scott B. Kapnick

/s/ John H. McArthur, Ph.D.	Director	April 2, 2018
John H. McArthur, Ph.D.

/s/ Armen B. Shanafelt, Ph.D.	Director	April 2, 2018
Armen B. Shanafelt, Ph.D.

/s/ Caleb Winder	Director	April 2, 2018
Caleb Winder

/s/ Jodie P. Morrison	Director	April 2, 2018
Jodie P. Morrison

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

April 2, 2018

We have served as the Company’s auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,863	$20,715
Investments	38,889	—
Prepaid expenses and other current assets	1,000	333
Restricted cash	88	25
Total current assets	51,840	21,073
Property and equipment, net	154	107
Restricted cash	—	63
Other assets	694	778
Total assets	$52,688	$22,021
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,600	$1,971
Accrued expenses and other current liabilities	3,291	2,100
Total current liabilities	4,891	4,071
Deferred rent	—	11
Total liabilities	4,891	4,082
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock (Series A, A-1, B, C-1, C-2, D, D-1, E, E-1, E-2, E-3 and F), $0.01 par value; no shares and 151,557,293 shares authorized at December 31, 2017 and 2016, respectively; no shares and 105,631,019 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	129,745
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares and no shares authorized at December 31, 2017 and 2016, respectively; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 150,000,000 shares and 143,500,000 shares authorized at December 31, 2017 and 2016, respectively; 14,723,818 and 432,413 shares issued and outstanding at December 31, 2017 and 2016, respectively	15	—
Additional paid-in capital	184,761	2,536
Accumulated other comprehensive loss	(33)	—
Accumulated deficit	(136,946)	(114,342)
Total stockholders’ equity (deficit)	47,797	(111,806)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$52,688	$22,021

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,239	10,276	7,832
General and administrative	8,769	7,893	5,059
Total operating expenses	23,008	18,169	12,891
Loss from operations	(23,008)	(18,169)	(12,891)
Interest income	404	46	13
Net loss	(22,604)	(18,123)	(12,878)
Accretion of redeemable convertible preferred stock to redemption value	(41)	(75)	(71)
Net loss attributable to common stockholders	$(22,645)	$(18,198)	$(12,949)
Net loss per share attributable to common stockholders—basic and diluted	$(3.04)	$(42.35)	$(32.31)
Weighted average common shares outstanding—basic and diluted	7,443,078	429,686	400,713
Comprehensive loss:
Net loss	$(22,604)	$(18,123)	$(12,878)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(33)	—	(4)
Total other comprehensive loss	(33)	—	(4)
Total comprehensive loss	$(22,637)	$(18,123)	$(12,882)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Shares	Amount	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2014	81,975,780	$97,610	386,335	$—	$1,293	$4	$(83,341)	$(82,044)
Exercise of stock options	—	—	39,865	—	52	—	—	52
Stock-based compensation expense	—	—	—	—	626	—	—	626
Accretion of redeemable convertible preferred stock to redemption value	—	71	—	—	(71)	—	—	(71)
Unrealized loss on investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(12,878)	(12,878)
Balances at December 31, 2015	81,975,780	97,681	426,200	—	1,900	—	(96,219)	(94,319)
Issuance of Series E-1 redeemable convertible preferred stock, net of issuance costs of $17	9,705,882	13,183	—	—	—	—	—	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $165	13,949,357	18,806	—	—	—	—	—	—
Exercise of stock options	—	—	6,213	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	688	—	—	688
Accretion of redeemable convertible preferred stock to redemption value	—	75	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	—	—	(18,123)	(18,123)
Balances at December 31, 2016	105,631,019	129,745	432,413	—	2,536	—	(114,342)	(111,806)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $32	483,501	626	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	41	—	—	(41)	—	—	(41)
Conversion of redeemable convertible preferred stock to common stock	(106,114,520)	(130,412)	10,509,774	11	130,401	—	—	130,412
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	3,750,000	4	50,005	—	—	50,009
Exercise of stock options	—	—	31,631	—	111	—	—	111
Stock-based compensation expense	—	—	—	—	1,749	—	—	1,749
Unrealized loss on investments	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(22,604)	(22,604)
Balances at December 31, 2017	—	$—	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(22,604)	$(18,123)	$(12,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	129	232	325
Net amortization of premiums and discounts on investments	(152)	—	—
Stock-based compensation expense	1,749	688	626
Change in deferred rent	(11)	(18)	(21)
Loss on disposal of property and equipment	—	12	—
Write-off of deferred offering costs	—	1,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(764)	(75)	(109)
Other assets	147	(778)	—
Accounts payable	(241)	1,215	(237)
Accrued expenses and other current liabilities	1,216	333	584
Net cash used in operating activities	(20,531)	(15,014)	(11,710)
Cash flows from investing activities:
Purchases of property and equipment	(142)	—	(94)
Purchases of investments	(71,056)	(12,634)	(2,368)
Proceeds from sales or maturities of investments	32,286	12,634	12,378
Changes in restricted cash	—	(25)	713
Net cash provided by (used in) investing activities	(38,912)	(25)	10,629
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	471	32,143	(91)
Proceeds from exercise of stock options	111	23	52
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	52,313	—	—
Payments of initial public offering costs	(2,304)	(180)	(1,320)
Net cash provided by (used in) financing activities	50,591	31,986	(1,359)
Net increase (decrease) in cash and cash equivalents	(8,852)	16,947	(2,440)
Cash and cash equivalents at beginning of period	20,715	3,768	6,208
Cash and cash equivalents at end of period	$11,863	$20,715	$3,768
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$41	$75	$71
Issuance costs for redeemable convertible preferred stock included in accounts payable and accrued expenses	$—	$154	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$180

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. ALRN-6924 was in multiple clinical trials as of December 31, 2017.

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

Reverse Stock Split

On June 16, 2017, in connection with its initial public offering (“IPO”), the Company effected a one-for-9.937 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 7). Accordingly, all common share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

Initial Public Offering

On June 28, 2017, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 5, 2017, the Company issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50,009 after deducting underwriting discounts and commissions of $3,937 and offering expenses of $2,304. Upon the closing of the IPO, all 106,114,520 shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 common shares.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2017, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of December 31, 2017, the Company had cash, cash equivalents and investments of $50,752. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $136,946 as of December 31, 2017. The Company expects to continue to generate losses for the foreseeable future.

As of April 2, 2018, the date of issuance of these financial statements, the Company expects that its cash, cash equivalents and investments of $50,752 as of December 31, 2017 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value.

Restricted Cash

As of December 31, 2017, current restricted cash of $88 consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. As of December 31, 2016, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and non-current restricted cash consisted of $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company has maintained all of its cash, cash equivalents and investment balances at three accredited financial institutions, in amounts that exceed federally insured limits. The Company generally invests its excess cash in money market funds, commercial paper and corporate notes that are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

The Company’s IPO was completed in July 2017 and previously deferred offering costs of $2,304 were recorded as a reduction to stockholder's equity. As of December 31, 2017 and 2016, the Company did not have any deferred offering costs recorded. As of December 31, 2015, the Company had recorded $1,500 of deferred offering costs in contemplation of a probable 2016 equity financing. The Company determined in June 2016 that the equity financing was no longer probable of being consummated and, at that time, recorded general and administrative expense of $1,500 in the statement of operations and comprehensive loss to write off the deferred offering costs that had been capitalized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 7 years or term of lease

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in the statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Research and Development Costs

Research and development expenditures are expensed as incurred. Research and development expenses are comprised of salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. This process involves reviewing open contracts and purchase orders, communicating with personnel to identify services that have been performed and estimating level of service performed and the associated costs incurred for the services for which the Company has not yet been invoiced. Significant judgment and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions and applies the graded vesting method to all awards with performance-based vesting conditions or both service-based and performance-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for awards with service-based vesting conditions. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing a novel class of therapeutics for the treatment of cancer and other diseases. All of the Company’s tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss in all periods presented was unrealized gains (losses) on available-for-sale investments.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. These new standards will be effective for the Company beginning January 1, 2018. The adoption of these standards is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Investments:
Corporate notes	—	25,710	—	25,710
Commercial paper	—	13,179	—	13,179
	$10,509	$38,889	$—	$49,398

	Fair Value Measurements as of December 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,016	$—	$—	$20,016
	$20,016	$—	$—	$20,016

As of December 31, 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. As of December 31, 2016, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2016, the Company had no available-for-sale investments. As of December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$25,733	$—	$(23)	$25,710
Commercial paper	13,189	—	(10)	13,179
	$38,922	$—	$(33)	$38,889

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Laboratory equipment	$1,308	$1,240
Leasehold improvements	559	559
Computer equipment and software	195	331
Furniture and fixtures	71	71
	2,133	2,201
Less: Accumulated depreciation and amortization	(1,979)	(2,094)
	$154	$107

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $95, $232 and $325, respectively. During the year ended December 31, 2017, fully depreciated assets with a cost of $210 were disposed of for no proceeds, resulting in neither a gain nor a loss and during the year ended December 31, 2016, assets with a cost of $12 were disposed of for no proceeds, resulting in a loss of $12. No assets were disposed of during the year ended December 31, 2015.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Payroll and payroll-related costs	$1,120	$899
External research and development services	1,284	723
Professional fees	536	322
Other	351	156
	$3,291	$2,100

7. Redeemable Convertible Preferred Stock

As of December 31, 2017 and 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue no shares and 151,557,293 shares of $0.01 par value redeemable convertible preferred stock, respectively.

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

Upon the completion of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of December 31, 2017, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

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

Dividends

The holders of the Redeemable Preferred Stock, in order of preference, were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The Company could not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Redeemable Preferred Stock then outstanding first received, or simultaneously received, a dividend on each outstanding share of Redeemable Preferred Stock in an amount at least equal to the greater of (i) $0.08 per share for Series A redeemable convertible preferred stock (“Series A preferred stock”), $0.104 per share for Series A-1 redeemable convertible preferred stock (“Series A-1 preferred stock”), $0.03251 per share for Series B redeemable convertible preferred stock (“Series B preferred stock”), $0.09437 per share for Series C-1 redeemable convertible preferred stock (“Series C-1 preferred stock”), $0.09437 per share for Series C-2 redeemable convertible preferred stock (“Series C-2 preferred stock”), $0.09437 per share for Series D redeemable convertible preferred stock (“Series D preferred stock”), Series E preferred stock and Series E-2 preferred stock, $0.40 per share for Series D-1 redeemable convertible preferred stock (“Series D-1 preferred stock”), and $0.1088 per share for Series E-1 preferred stock, Series E-3 preferred stock and Series F preferred stock and (ii) (A) in the case of a dividend on common stock or any class or series of stock that is convertible into common stock, that dividend per share of Redeemable Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of each share of Redeemable Preferred Stock, or (B) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of Redeemable Preferred Stock determined by (1) dividing the amount of the dividend payable on each share of such class or series of capital stock by the Original Issue Price (as defined below) of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination of or other similar recapitalization affecting such shares) and (2) multiplying such fraction by an amount equal to the Original Issue Price of each series of Redeemable Preferred Stock. If the Company declared, paid or set aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of the Redeemable Preferred Stock would be calculated based upon the dividend on the class or series of capital stock that would result in the highest Redeemable Preferred Stock dividend. Stockholders were not entitled to any accruing dividends. No dividends have been declared or paid during the year ended December 31, 2017 or 2016.

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

8. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding. The preferred stock was classified under stockholders’ equity as of December 31, 2017.

9. Common Stock

As of December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 143,500,000 shares of $0.001 par value common stock. On July 5, 2017, the Company filed the amended and restated certificate of incorporation which increased the authorized number of shares of common stock to 150,000,000 shares.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2017 and 2016, no dividends had been declared.

As of December 31, 2017, the Company had reserved 3,114,279 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 10).

10. Stock-Based Awards

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

The total number of shares of common stock that may be issued under the 2017 Plan was 1,674,501 as of December 31, 2017, of which 868,046 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 Plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 Plan and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on January 1 of each year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors.

During the year ended December 31, 2017, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,253,728 shares of common stock at a weighted average exercise price of $10.49 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock are reserved for issuance under the 2017 ESPP. The number of shares of common stock that may be issued under the 2017 ESPP automatically increase on each January 1 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors.

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

After the effective date of the 2017 Plan, no stock options or other awards were made under the 2016 Plan. No shares remained available for future issuance as of December 31, 2017.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2017, 2016 and 2015 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.16%	1.37%	2.01%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	80.4%	80.5%	80.5%
Expected dividend yield	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2016	920,731	$4.36	6.4	$1,297
Granted	1,253,728	10.49
Exercised	(31,631)	3.49
Forfeited	(46,595)	5.14
Outstanding at December 31, 2017	2,096,233	$8.02	8.0	$7,332

Options exercisable at December 31, 2017	784,190	$4.71	6.0	$4,667
Options vested and expected to vest at December 31, 2017	2,030,629	$7.96	7.9	$7,198

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2017, 2016 and 2015 was $7.49, $3.24 and $3.69, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2017, 2016 and 2015 was $1,268, $784 and $442, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2017, 2016 and 2015 was $165, $12 and $300, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
Research and development expenses	$611	$219	$275
General and administrative expenses	1,138	469	351
	$1,749	$688	$626

As of December 31, 2017, the Company had an aggregate of $8,776 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.3 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(22,604)	$(18,123)	$(12,878)
Accretion of redeemable convertible preferred stock to redemption value	(41)	(75)	(71)
Net loss attributable to common stockholders	$(22,645)	$(18,198)	$(12,949)

Denominator:
Weighted average common shares outstanding— basic and diluted	7,443,078	429,686	400,713

Net loss per share attributable to common stockholders— basic and diluted	$(3.04)	$(42.35)	$(32.31)

The Company’s potential dilutive securities, which include stock options as of December 31, 2017 and include stock options and redeemable convertible preferred stock as of December 31, 2016 and 2015, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Stock options to purchase common stock	2,096,233	920,731	973,777
Redeemable convertible preferred stock (as converted to common stock)	—	10,461,117	8,080,596
	2,096,233	11,381,848	9,054,373

12. Commitments and Contingencies

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

The agreement requires future minimum lease payments for the year ending December 31, 2018 of $202.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $494, $432 and $258 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company incurred annual license fees of $145 during each of the years ended December 31, 2017, 2016 and 2015. In addition, the Company paid aggregate milestone payments of $150 during the year ended December 31, 2016 related to a specified milestone achieved in the Phase 2 clinical trial for one of its product candidates. The Company did not make any milestone payments during the years ended December 31, 2017 and 2015. As of December 31, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through December 31, 2017, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,428.

As of December 31, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Materia agreement requires the Company to pay annual license fees of $50. The Company incurred annual license fees of $50 during the years ended December 31, 2017, 2016 and 2015. In addition, the Company paid Materia a milestone payment of $100 during the year ended December 31, 2016 related to the achievement of a specified regulatory milestone for one of its product candidates. The Company did not make any milestone payments during the years ended December 31, 2017 and 2015. As of December 31, 2017, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement. In February 2017, the Company was advised that the license agreement had been assigned to Umicore, and Umicore agreed to continue to supply the Company under the agreement.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company incurred annual license fees of $50 during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of December 31, 2017, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2017 or 2016.

13. Income Taxes

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.3)	(4.2)	(4.8)
Research and development tax credits	(1.6)	1.4	(1.7)
Write-off of deferred offering costs	—	3.1	—
Other permanent items	2.1	1.3	1.6
Change in tax rate	69.1	—	—
Change in deferred tax asset valuation allowance	(31.3)	35.2	38.9
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$35,162	$41,948
Research and development tax credit carryforwards	2,925	2,392
Capitalized research and development expenses	74	755
Accrued expenses and reserves	396	457
Depreciation and amortization	88	124
Total deferred tax assets	38,645	45,676
Valuation allowance	(38,645)	(45,676)
Net deferred tax assets	$—	$—

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state purposes of $129,575 and $125,812, respectively, which begin to expire in 2029 and 2030. As of December 31, 2017, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $1,999 and $1,172, respectively, which begin to expire in 2025.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the full amount of the net deferred tax assets as of December 31, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

The decrease in the valuation allowance for deferred tax assets during the year ended December 31, 2017 related primarily to the decrease in corporate tax rate from 34% to 21% starting on January 1, 2018 as described below. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2016 and 2015 related primarily to an increase in net operating loss carryforwards, partially offset by the reversal of temporary differences for capitalized research and development expenses. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2017	2016	2015
Valuation allowance at beginning of year	$(45,676)	$(39,302)	$(34,293)
Increases recorded to income tax provision	(8,599)	(6,374)	(5,009)
Decreases recorded as a benefit to income tax provision	15,630	—	—
Valuation allowance at end of year	$(38,645)	$(45,676)	$(39,302)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017, 2016 or 2015.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “TCJA”). This legislation reduced the U.S. corporate tax rate from the existing rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing at December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s net deferred tax asset of $15.6 million. This amount was offset by a corresponding reduction to the Company’s deferred tax asset valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 financial statements. Estimates used to prepare the Company’s income tax expense are based on its initial analysis of the TCJA. Given the complexity of the TCJA and anticipated guidance from the U. S. Treasury regarding implementation of the TCJA, these estimates may be adjusted during fiscal 2018 in accordance with Staff Accounting Bulletin No. 118, to reflect any such guidance provided.

14. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has not elected to make any employer contributions for the years ended December 31, 2017, 2016 or 2015.

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,942	3,161	3,825	4,311
General and administrative	1,647	1,791	2,601	2,730
Total operating expenses	4,589	4,952	6,426	7,041
Loss from operations	(4,589)	(4,952)	(6,426)	(7,041)
Interest income	32	29	167	176
Net loss	(4,557)	(4,923)	(6,259)	(6,865)
Accretion of redeemable convertible preferred stock to redemption value	(20)	(21)	—	—
Net loss attributable to common stockholders	$(4,577)	$(4,944)	$(6,259)	$(6,865)
Net loss per share attributable to common stockholders—basic and diluted	$(10.58)	$(10.98)	$(0.45)	$(0.47)
Weighted average common shares outstanding—basic and diluted	432,728	450,495	13,939,950	14,720,734
Comprehensive loss:
Net loss	$(4,557)	$(4,923)	$(6,259)	$(6,865)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	—	(6)	(27)
Total other comprehensive loss	—	—	(6)	(27)
Total comprehensive loss	$(4,557)	$(4,923)	$(6,265)	$(6,892)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,493	2,086	2,605	3,092
General and administrative	1,446	3,464	1,627	1,356
Total operating expenses	3,939	5,550	4,232	4,448
Loss from operations	(3,939)	(5,550)	(4,232)	(4,448)
Interest income	14	16	10	6
Net loss	(3,925)	(5,534)	(4,222)	(4,442)
Accretion of redeemable convertible preferred stock to redemption value	(18)	(19)	(19)	(19)
Net loss attributable to common stockholders	$(3,943)	$(5,553)	$(4,241)	$(4,461)
Net loss per share attributable to common stockholders—basic and diluted	$(9.25)	$(12.95)	$(9.84)	$(10.31)
Weighted average common shares outstanding—basic and diluted	426,487	428,870	430,929	432,413
Comprehensive loss:
Net loss	$(3,925)	$(5,534)	$(4,222)	$(4,442)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	7	(5)	(3)	1
Total other comprehensive loss	7	(5)	(3)	1
Total comprehensive loss	$(3,918)	$(5,539)	$(4,225)	$(4,441)