Form 10-Q
period 2018-03-31
AILERON THERAPEUTICS INC
filed 2018-05-09
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2018, the registrant had 14,737,402 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,782	$11,863
Investments	36,509	38,889
Prepaid expenses and other current assets	1,067	1,000
Restricted cash	88	88
Total current assets	44,446	51,840
Property and equipment, net	134	154
Restricted cash	568	—
Other assets	683	694
Total assets	$45,831	$52,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,796	$1,600
Accrued expenses and other current liabilities	3,060	3,291
Total current liabilities	4,856	4,891
Total liabilities	4,856	4,891
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2018 and December 31, 2017; 14,734,383 and 14,723,818 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	185,544	184,761
Accumulated other comprehensive loss	(50)	(33)
Accumulated deficit	(144,534)	(136,946)
Total stockholders’ equity	40,975	47,797
Total liabilities and stockholders’ equity	$45,831	$52,688

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	4,846	2,942
General and administrative	2,917	1,647
Total operating expenses	7,763	4,589
Loss from operations	(7,763)	(4,589)
Interest income	175	32
Net loss	(7,588)	(4,557)
Accretion of redeemable convertible preferred stock to redemption value	—	(20)
Net loss attributable to common stockholders	$(7,588)	$(4,577)
Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(10.58)
Weighted average common shares outstanding—basic and diluted	14,732,287	432,728
Comprehensive loss:
Net loss	(7,588)	(4,557)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(17)	—
Total other comprehensive loss	(17)	—
Total comprehensive loss	$(7,605)	$(4,557)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2017	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797
Exercise of stock options	10,565	—	16	—	—	16
Stock-based compensation expense	—	—	767	—	—	767
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(7,588)	(7,588)
Balances at March 31, 2018	14,734,383	$15	$185,544	$(50)	$(144,534)	$40,975

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,588)	$(4,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46	22
Net amortization of premiums and discounts on investments	(44)	—
Stock-based compensation expense	767	197
Change in deferred rent	—	(7)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86)	(330)
Other assets	11	(4)
Accounts payable	196	(829)
Accrued expenses and other current liabilities	(231)	(444)
Net cash used in operating activities	(6,929)	(5,952)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(38)
Purchases of investments	(7,548)	(7,265)
Proceeds from sales or maturities of investments	9,955	—
Net cash provided by (used in) investing activities	2,400	(7,303)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	494
Proceeds from exercise of stock options	16	75
Net cash provided by financing activities	16	569
Net decrease in cash, cash equivalents and restricted cash	(4,513)	(12,686)
Cash, cash equivalents and restricted cash at beginning of period	11,951	20,803
Cash, cash equivalents and restricted cash at end of period	$7,438	$8,117
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$20
Issuance costs for redeemable convertible preferred stock included in accounts payable and accrued expenses	$—	$23
Deferred offering costs included in accounts payable and accrued expenses	$—	$205

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. ALRN-6924 was in multiple clinical trials as of March 31, 2018 and December 31, 2017.

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

Reverse Stock Split

On June 16, 2017, in connection with its initial public offering of its common stock (“IPO”), the Company effected a one-for-9.937 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 6). Accordingly, all common share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2018, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of March 31, 2018, the Company had cash, cash equivalents and investments of $43,291. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $144,534 as of March 31, 2018. The Company expects to continue to generate losses for the foreseeable future.

As of May 9, 2018, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $43,291 as of March 31, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on April 2, 2018.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of March 31, 2018 and December 31, 2017, current restricted cash of $88 consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility. As of March 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s new facility (see Note 11).

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The FASB continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These new standards were adopted in the first quarter of 2018 and are effective for the Company beginning January 1, 2018. The adoption of these standards did not have an impact on the Company’s financial position, results of operations or cash flows as the Company does not currently have any revenue generating arrangements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”), Scope of Modification Accounting which amends ASC Topic 718. These new standards were effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of these standards in the first quarter of 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,989	$—	$—	$4,989
Investments:
Corporate notes	—	26,805	—	26,805
Commercial paper	—	9,704	—	9,704
	$4,989	$36,509	$—	$41,498

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Investments:
Corporate notes	—	25,710	—	25,710
Commercial paper	—	13,179	—	13,179
	$10,509	$38,889	$—	$49,398

As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of March 31, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$26,844	$—	$(39)	$26,805
Commercial paper	9,714	—	(10)	9,704
	$36,558	$—	$(49)	$36,509

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$25,733	$—	$(23)	$25,710
Commercial paper	13,189	—	(10)	13,179
	$38,922	$—	$(33)	$38,889

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Payroll and payroll-related costs	$553	$1,120
External research and development services	1,733	1,284
Professional fees	551	536
Other	223	351
	$3,060	$3,291

6. Redeemable Convertible Preferred Stock

Prior to the closing of the Company’s IPO in July 2017, the Company had shares of redeemable convertible preferred stock outstanding, including shares of Series A, Series A-1, Series B, Series C-1 and Series C-2 redeemable convertible preferred stock (collectively, the “Junior Preferred Stock”) and Series D, Series D-1, Series E, Series E-1, Series E-2, Series E-3 and Series F redeemable convertible preferred stock (collectively, the “Senior Preferred Stock” and, together with the Junior Preferred Stock, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock is classified outside of stockholders’ equity (deficit) because the shares contain redemption features that are not solely within the control of the Company.

In February 2017, the Company issued 483,501 shares of Series F redeemable convertible preferred stock (the “Series F preferred stock”) at a price of $1.36 per share, resulting in proceeds of $626, net of issuance costs of $32. Pursuant to the amended Series F preferred stock purchase agreement, holders of 4,411,765 shares of Series E-1 preferred stock that participated in the February 2017 closing elected to convert their shares of Series E-1 preferred stock into 4,411,765 shares of Series E-3 preferred stock.

The Company determined that the conversion of shares of preferred stock that occurred in February 2017 represented modifications of these securities for accounting purposes; however, the modifications did not result in the recognition of a deemed dividend for accounting purposes because the modifications did not result in a transfer of value from common stockholders to preferred stockholders.

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

Upon the closing of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of March 31, 2018, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

7. Stock-Based Awards

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

The total number of shares of common stock that may be issued under the 2017 Plan was 2,283,454 as of March 31, 2018, of which 1,366,999 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares of common stock that may be issued under the 2017 Plan increased by 588,953 shares.

During the three months ended March 31, 2018, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 110,000 shares of common stock at a weighted average exercise price of $9.02 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018, the Company’s board of directors determined not to increase the number of shares of common stock that may be issued under the 2017 ESPP.

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

As of the effective date of the 2017 Plan, no stock options or other awards were made under the 2016 Plan. No shares remained available for future issuance as of March 31, 2018.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2018 and 2017 were as follows, presented on a weighted average basis:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.67%	2.31%
Expected term (in years)	6.2	6.0
Expected volatility	76.0%	79.8%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	2,096,233	$8.02	8.0	$7,332
Granted	110,000	9.02
Exercised	(10,565)	1.53
Forfeited	(20,000)	13.00
Outstanding at March 31, 2018	2,175,668	$8.06	7.9	$4,158
Options exercisable at March 31, 2018	870,448	$5.04	6.1	$2,995
Options vested and expected to vest at March 31, 2018	2,129,369	$8.01	7.8	$4,125
Options exercisable at December 31, 2017	784,190	$4.71	6.0	$4,667
Options vested and expected to vest at December 31, 2017	2,030,629	$7.96	7.9	$7,198

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $6.17 and $4.43, respectively.

The aggregate fair value of stock options that vested during the three months ended March 31, 2018 and 2017 was $514 and $158, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $83 and $22, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$270	$75
General and administrative expenses	497	122
	$767	$197

As of March 31, 2018, the Company had an aggregate of $8,246 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.1 years.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(7,588)	$(4,557)
Accretion of redeemable convertible preferred stock to redemption value	—	(20)
Net loss attributable to common stockholders	$(7,588)	$(4,577)

Denominator:
Weighted average common shares outstanding—basic and diluted	14,732,287	432,728

Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(10.58)

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

	Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock	2,175,668	1,347,002
Redeemable convertible preferred stock (as converted to common stock)	—	10,509,774
	2,175,668	11,856,776

9. Commitments and Contingencies

Operating Lease

In February 2010, the Company entered into an operating lease agreement for office and laboratory space in Cambridge, Massachusetts, which, as amended, expires in May 2018. Upon entering into the agreement, the Company was required to maintain a security deposit which was recorded as restricted cash in the Company’s balance sheet.

The agreement requires future minimum lease payments for the year ending December 31, 2018 of $67.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $127 and $119 for the three months ended March 31, 2018 and 2017, respectively.

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

The Company incurred license fees of $145 during each of the three months ended March 31, 2018 and 2017. In addition, the Company did not make any milestone payments during the three months ended March 31, 2018 and 2017. As of March 31, 2018, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through March 31, 2018 and December 31, 2017, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,573 and $4,428, respectively.

As of March 31, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

Umicore Agreement

In December 2006, the Company entered into a license agreement with Materia, Inc. (“Materia”), under which it was granted a non-exclusive worldwide license, with the right to sublicense, under specified patent and patent applications to utilize Materia’s catalysts to develop, obtain regulatory approval for and commercialize specified peptides owned or controlled by Materia and the right to manufacture specified compositions owned or controlled by Materia. In February 2017, Materia assigned the license agreement (the “Umicore agreement”) to Umicore Precious Metals Chemistry USA, LLC (“Umicore”), and Umicore agreed to continue to supply the Company under the agreement.

Under the Umicore agreement, the Company is obligated to make aggregate milestone payments to Umicore of up to $6,400 upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to each licensed product. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances.

The Umicore agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three months ended March 31, 2018 and 2017, respectively. In addition, the Company did not make any milestone payments during the three months ended March 31, 2018 and 2017. As of March 31, 2018, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of March 31, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2018 or December 31, 2017.

10. Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2018 and 2017. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2018 and December 31, 2017.

11. Subsequent Event

On April 25, 2018, the Company entered into a letter of intent with the landlord of its existing office and laboratory space in Cambridge, Massachusetts, which allows the Company to continue to occupy the space through August 31, 2018. The letter of intent requires future minimum lease payments during the term of $236.

On April 4, 2018, a lease agreement (the “Lease”) entered into between the Company and 480 Arsenal Group LLC became effective. The Lease is for approximately 18,609 square feet of office and lab space in Watertown, Massachusetts. The Lease has an initial term of eight years and provides the Company with an option to extend the Lease term for one additional five-year period. The future minimum rent commitment for the initial eight-year term is approximately $8,771. In addition to rent, the lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

The Company is required to provide a $568 security deposit, which the Company provided in the form of a letter of credit in the favor of the landlord which is included as non-current restricted cash on the balance sheet as of March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission, or SEC, on April 2, 2018.

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

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. Since our inception through March 31, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $7.6 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $144.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2018, we had cash, cash equivalents and investments of $43.3 million. We believe that our cash, cash equivalents and investments as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2018	2017
ALRN-6924 and p53 program	$2,591	$1,736
Other early-stage development programs	78	72
Unallocated research and development expenses	2,177	1,134
Total research and development expenses	$4,846	$2,942

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue our non-clinical research testing a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and public relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will decrease in the future as our investment balance will be lower due to our use of cash to fund our operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,846	2,942	1,904
General and administrative	2,917	1,647	1,270
Total operating expenses	7,763	4,589	3,174
Loss from operations	(7,763)	(4,589)	(3,174)
Interest income	175	32	143
Net loss	$(7,588)	$(4,557)	$(3,031)

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$2,591	$1,736	$855
Other early-stage development programs	78	72	6
Unallocated research and development expenses	2,177	1,134	1,043
Total research and development expenses	$4,846	$2,942	$1,904

Research and development expenses for the three months ended March 31, 2018 were $4.8 million, compared to $2.9 million for the three months ended March 31, 2017. The increase of $1.9 million was due primarily to an increase of $0.9 million in research and development expenses associated with our ALRN-6924, and p53 program and an increase of $1.0 million in unallocated research and development expenses. The increase in our ALRN-6924 and p53 program expenses was due primarily to an increase in non-clinical research in the three months ended March 31, 2018 associated with expanding our research to test a variety of approved drugs in combination with ALRN-6924, including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. The increase in unallocated research and development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended March 31, 2018, compared to $1.6 million for three months ended March 31, 2017. The increase of $1.3 million was primarily due to an increase of $0.7 million in personnel related costs associated with increased general and administrative headcount and non-cash stock compensation costs in the three months ended March 31, 2018 and an increase in professional fees of $0.3 million related to the increased cost of being a public company. We expect that our general and administrative expenses will be increase slightly in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income for the three months ended March 31, 2018 was $0.1 million higher compared to the three months ended March 31, 2017 due to a higher balance in our investments for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This higher balance resulted from the net proceeds we received on July 5, 2017 from our IPO. We anticipate that our interest income will decrease in the future as our investment balance will be lower due to our use of cash to fund our operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through March 31, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of March 31, 2018, we had cash, cash equivalents and investments of $43.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(6,929)	$(5,952)
Cash provided by (used in) investing activities	2,400	(7,303)
Cash provided by financing activities	16	569
Net decrease in cash, cash equivalents and restricted cash	$(4,513)	$(12,686)

Operating Activities. During the three months ended March 31, 2018, operating activities used $6.9 million of cash, resulting from our net loss of $7.6 million offset by $0.8 million of non-cash charges. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted primarily of an increase of $0.2 million in accounts payable offset by a decrease of $0.2 million in accrued expenses and other current liabilities. The increase in accounts payable is largely due to the timing of vendor invoicing and payments. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals offset by an increase in non-clinical research related accruals.

During the three months ended March 31, 2017, operating activities used $6.0 million of cash, primarily resulting from our net loss of $4.6 million and cash used by changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $0.2 million. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted primarily of a decrease of $0.8 million in accounts payable, a decrease of $0.4 million in accrued expenses and other current liabilities and an increase of $0.3 million in prepaid expenses and other current assets. The decrease in accounts payable was largely due to the timing of vendor invoicing and payments.

Investing Activities. During the three months ended March 31, 2018 investing activities provided $2.4 million of cash resulting from $10.0 million of proceeds from the sale of investments offset by $7.6 million of purchases of investments. During the three months ended March 31, 2017, investing activities used $7.3 million of cash, consisting primarily of net purchases of investments.

We expect that investing activities will use more cash over the next several quarters as we increase purchases of property and equipment resulting from our expected move into a new office and laboratory facility in 2018.

Financing Activities. During the three months ended March 31, 2018, net cash provided by financing activities was not material. During the three months ended March 31, 2017 net cash provided by financing activities was $0.6 million, primarily due to the net proceeds from our sales of Series F preferred stock of $0.5 million.

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

As of March 31, 2018, we had cash, cash equivalents and investments of $43.3 million. We believe that our cash, cash equivalents and investments as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs, including costs of our planned build-out of our new facility, as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K. See Note 9 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

On April 4, 2018, a lease agreement, or Lease, we entered into with 480 Arsenal Group LLC, or Landlord, became effective. The Lease is for approximately 18,609 square feet of office and lab space in Watertown, Massachusetts. The Lease has an initial term of eight years and provides us with an option to extend the Lease term for one additional five-year period. The Lease provides for monthly rent payments during the initial eight-year term of $82,189.75, increasing 3% per year. In the event that we exercise our option to extend the Lease term, the Lease provides for monthly rent payments during the additional five-year period at the then-current market rent. In addition to rent, the Lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. We are also required to provide a $0.6 million security deposit, which we provided in the form of a letter of credit in the favor of the Landlord and which is included as non-current restricted cash on the balance sheet as of March 31, 2018.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We are exposed to market risk related changes in interest rates. As of March 31, 2018, our cash equivalents consisted of money market accounts and investments in corporate notes and commercial paper that have contractual maturities of less than 90 days. As of March 31, 2018, our investments consisted of investments in corporate notes and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.6 million and $22.6 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash, cash equivalents and investments as of March 31, 2018 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash, cash equivalents and investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2019. Our estimate as to how long we expect our cash, cash equivalents and investments as of March 31, 2018 to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

ALRN-6924 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We believe that it is the current view of the U.S. Food and Drug Administration, or FDA, that in the event that we decide to seek marketing approval of ALRN-6924 with a label limited to non-mutated or wild type, or WT, p53 cancer patients, we may, under certain circumstances, be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We would also expect that we may be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. Companion diagnostics are subject to regulation as medical devices and must be separately approved or cleared for marketing by the FDA or certain other foreign regulatory agencies. We are not permitted to market or promote ALRN-6924, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Moreover, we believe our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and MDMX and MDM2, thereby freeing p53 to transit to its DNA target in the nucleus and initiate apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDMX and MDM2 with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDMX and MDM2 in reactivating WT p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDMX and MDM2. As such, the effect of binding to and simultaneously disrupting the interactions of MDMX and MDM2 with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDMX and MDM2 in circumventing the p53 mechanism is still the subject of continued research. As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on all target cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

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

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 cancer patients, we may, under certain circumstances, be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We would also expect that we may be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify WT p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

As of March 31, 2018, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 23% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile. During the period from June 28, 2017 to May 4, 2018, the closing price of our common stock ranged from a high of $14.91 per share to a low of $5.08 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 4, 2018, we had 14,737,402 shares of common stock outstanding. The holders of an aggregate of approximately 7,700,000 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

We received aggregate net proceeds from the offering of $50.0 million, after deducting underwriting discounts and commissions of $3.9 million and offering expenses of $2.3 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of March 31, 2018, we have used $6.7 million of the net proceeds from the IPO to fund ongoing clinical trials of ALRN-6924 and Phase 2a PTCL trial, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 5.Other Information

5.02Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 8, 2018, Donald V. Dougherty, CFA, CPA, our senior vice president, chief financial officer and principal financial officer, will serve as our principal accounting officer. Kira A. Nelson, our vice president, finance and operations, previously served as our principal accounting officer.

Mr. Dougherty, age 59, has served as our senior vice president and chief financial officer since June 2017. Mr. Dougherty founded Compound Capital Growth Investments, LLC, a Boston investment firm focused on biopharmaceutical and other technology sectors, and served as its president from November 1999 to June 2017. Previously, Mr. Dougherty held senior positions at Essex Investment Management, where he was a principal, portfolio manager and lead biotechnology analyst, and Putnam Investments, where he was a senior vice president and analyst in the Specialty Growth Group. Mr. Dougherty began his career at KPMG. Mr. Dougherty received a B.A. from Williams College and a M.B.A. from New York University.

We have not entered into, adopted or commenced any new, or amended any existing compensation plans or arrangements or employment agreements with Mr. Dougherty in connection with his assumption of the role of principal accounting officer.

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

Aileron Therapeutics, Inc.

Date: May 9, 2018	By:	/s/ Joseph A. Yanchik
Joseph A. Yanchik III
President and Chief Executive Office (principal executive officer)

Date: May 9, 2018	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)