Form 10-Q
period 2018-06-30
AILERON THERAPEUTICS INC
filed 2018-08-07
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2018, the registrant had 14,737,402 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,980	$11,863
Investments	23,811	38,889
Prepaid expenses and other current assets	1,390	1,000
Restricted cash	25	88
Total current assets	37,206	51,840
Property and equipment, net	4,123	154
Restricted cash, non-current	568	—
Other assets	680	694
Total assets	$42,577	$52,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,583	$1,600
Accrued expenses and other current liabilities	4,781	3,291
Total current liabilities	6,364	4,891
Construction financing liability, net of current portion	3,345	—
Total liabilities	9,709	4,891
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2018 and December 31, 2017; 14,737,402 and 14,723,818 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	186,890	184,761
Accumulated other comprehensive loss	(12)	(33)
Accumulated deficit	(154,025)	(136,946)
Total stockholders’ equity	32,868	47,797
Total liabilities and stockholders’ equity	$42,577	$52,688

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,320	3,161	10,166	6,103
General and administrative	4,339	1,791	7,256	3,438
Total operating expenses	9,659	4,952	17,422	9,541
Loss from operations	(9,659)	(4,952)	(17,422)	(9,541)
Interest income	168	29	343	61
Net loss	(9,491)	(4,923)	(17,079)	(9,480)
Accretion of redeemable convertible preferred stock to redemption value	—	(21)	0	(41)
Net loss attributable to common stockholders	$(9,491)	$(4,944)	$(17,079)	$(9,521)
Net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(10.98)	$(1.16)	$(21.56)
Weighted average common shares outstanding—basic and diluted	14,737,236	450,495	14,734,775	441,661
Comprehensive loss:
Net loss	(9,491)	(4,923)	$(17,079)	$(9,480)
Other comprehensive loss:
Unrealized gain on investments, net of tax of $0	38	—	21	—
Total other comprehensive loss	38	—	21	—
Total comprehensive loss	$(9,453)	$(4,923)	$(17,058)	$(9,480)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,079)	$(9,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	82	45
Net amortization of premiums and discounts on investments	(93)	—
Stock-based compensation expense	2,101	469
Change in deferred rent	(11)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	141	(291)
Other assets	15	59
Accounts payable	(22)	(500)
Accrued expenses and other current liabilities	481	252
Net cash used in operating activities	(14,385)	(9,457)
Cash flows from investing activities:
Purchases of property and equipment	(213)	(47)
Purchases of investments	(20,763)	(8,747)
Proceeds from sales or maturities of investments	35,955	6,800
Net cash provided by (used in) investing activities	14,979	(1,994)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	472
Proceeds from exercise of stock options	28	80
Payments of initial public offering costs	—	(419)
Net cash provided by financing activities	28	133
Net increase (decrease) in cash, cash equivalents and restricted cash	622	(11,318)
Cash, cash equivalents and restricted cash at beginning of period	11,951	20,715
Cash, cash equivalents and restricted cash at end of period	$12,573	$9,397
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$41
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,803
Capitalization of construction-in-progress related to facility lease obligation	$3,940	$—
Fixed asset addition included in accounts payable and accrued expenses	$1,025	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. ALRN-6924 was in multiple clinical trials as of June 30, 2018 and December 31, 2017.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2018, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of June 30, 2018, the Company had cash, cash equivalents and investments of $35,791. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $154,025 as of June 30, 2018. The Company expects to continue to generate losses for the foreseeable future.

As of August 7, 2018, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $35,791 as of June 30, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2018 and for the six months ended June 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on April 2, 2018.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of June 30, 2018, current restricted cash of $25 consisted entirely of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2017, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility. As of June 30, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s new facility (see Note 11).

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,975	$—	$—	$8,975
Commercial paper	—	1,495	—	1,495
Investments:
Corporate notes	—	10,226	—	10,226
Commercial paper	—	13,585	—	13,585
	$8,975	$25,306	$—	$34,281

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Investments:
Corporate notes	—	25,710	—	25,710
Commercial paper	—	13,179	—	13,179
	$10,509	$38,889	$—	$49,398

As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of June 30, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$10,235	$—	$(9)	$10,226
Commercial paper	13,588	—	(3)	13,585
	$23,823	$—	$(12)	$23,811

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$25,733	$—	$(23)	$25,710
Commercial paper	13,189	—	(10)	13,179
	$38,922	$—	$(33)	$38,889

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
External research and development services	$1,694	$1,284
Construction-in-progress related to facility lease obligation	1,020	—
Payroll and payroll-related costs	846	1,120
Accrued severance	508	—
Professional fees	458	536
Other	255	351
	$4,781	$3,291

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

Upon the closing of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of June 30, 2018, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 2,579,341 as of June 30, 2018, of which 1,501,886 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares of common stock that may be issued under the 2017 Plan increased by 588,953 shares.

During the six months ended June 30, 2018, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 271,000 shares of common stock at a weighted average exercise price of $7.01 per share.

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

In connection with the IPO, the board of directors determined to grant no further awards under the 2016 Plan. No stock options or other awards have been made under the 2016 Plan since the adoption of the 2017 Plan.

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

The 2006 Plan expired in 2016. Since its expiration no further awards have been granted under the 2006 Plan.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2017 Plan.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2018 and 2017 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk-free interest rate	2.75%	2.19%
Expected term (in years)	6.2	6.1
Expected volatility	76.0%	80.2%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	2,096,233	$8.02	8.0	$7,332
Granted	271,000	7.01
Exercised	(13,584)	2.03
Forfeited	(315,887)	9.06
Outstanding at June 30, 2018	2,037,762	$7.77	6.6	$875
Options exercisable at June 30, 2018	1,045,177	$5.73	4.1	$858
Options vested and expected to vest at June 30, 2018	2,004,599	$7.73	6.6	$875
Options exercisable at December 31, 2017	784,190	$4.71	6.0	$4,667
Options vested and expected to vest at December 31, 2017	2,030,629	$7.96	7.9	$7,198

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $4.79 and $5.98, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2018 and 2017 was $1,812 and $412, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $93 and $126, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$240	$131	$510	$205
General and administrative expenses	1,093	142	1,591	264
	$1,333	$273	$2,101	$469

As of June 30, 2018, the Company had an aggregate of $6,046 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.8 years. In May 2018, the Company modified certain equity awards in connection with a separation agreement with its former Chief Executive Officer. The modification included acceleration of vesting of stock options to purchase 80,822 shares of common stock and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $612 during the three and six months ended June 30, 2018.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(9,491)	$(4,923)	$(17,079)	$(9,480)
Accretion of redeemable convertible preferred stock to redemption value	—	(21)	0	(41)
Net loss attributable to common stockholders	$(9,491)	$(4,944)	$(17,079)	$(9,521)

Denominator:
Weighted average common shares outstanding—basic and diluted.	14,737,236	450,495	14,734,775	441,661

Net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(10.98)	$(1.16)	$(21.56)

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

	Three and Six Months Ended June 30,
	2018	2017
Stock options to purchase common stock	2,037,762	1,444,314
Redeemable convertible preferred stock (as converted to common stock)	—	10,509,774
	2,037,762	11,954,088

9. Commitments and Contingencies

Operating Lease

Facility Leases

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

The Company was required to provide a $568 security deposit, which the Company provided in the form of a letter of credit in the favor of the landlord which is included as non-current restricted cash on the balance sheet as of June 30, 2018.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required, the Company is deemed to be the owner of the leased space for accounting purposes. As a result, during the three and six months ended June 30, 2018, the Company capitalized a build-to-suit asset of $3,719 within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation within other liabilities and other non-current liabilities on its balance sheet as of June 30, 2018, equal to the estimated replacement cost of its leased portion of the building at the inception of the Lease.

Additionally, construction costs incurred as part of the build-out and tenant improvements will be capitalized within property, plant and equipment, net. Rental payments made under the Lease will be allocated to imputed ground rent, interest expense and the build-to-suit facility lease obligation, based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was $3,345 as of June 30, 2018.

281 Albany Street

In February 2010, the Company entered into an operating lease agreement for office and laboratory space in Cambridge, Massachusetts, which, as amended, expires in August 2018.

Upon entering into the agreement, the Company was required to maintain a security deposit which was recorded as restricted cash on the Company’s balance sheet.

The agreement requires future minimum lease payments for the year ending December 31, 2018 of $85.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $211 and $120 for the three months ended June 30, 2018 and 2017, respectively and $339 and $239 for the six months ended June 30, 2018 and 2017, respectively.

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

In February 2010, the agreement was amended and restated (the “Harvard/DFCI agreement”) under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. In addition, the agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the agreement, the Company’s sublicense payment obligations may be subject to specified reductions.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $145 each year. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license fees of $145 during each of the six months ended June 30, 2018 and 2017. In addition, the Company did not make any milestone payments during the three and six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through June 30, 2018 and December 31, 2017, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,573 and $4,428, respectively.

As of June 30, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and six months ended June 30, 2018 and 2017, respectively. In addition, the Company did not make any milestone payments during the three and six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of June 30, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2018 or December 31, 2017.

10. Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2018 and 2017. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2018 and December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission, or SEC, on April 2, 2018, which we refer to as our 2017 Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of therapeutics called stapled peptides. Our lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924, which is currently being tested in multiple clinical trials, reactivates p53-mediated tumor suppression by targeting the two primary p53 suppressor proteins, MDMX and MDM2. Our ongoing clinical trials of ALRN-6924 consist of a Phase 1 trial for the treatment of advanced solid tumors or lymphomas, which we refer to as our Phase I All comers trial, a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced myelodysplastic syndrome, or MDS, as a monotherapy and a Phase 1b trial for the treatment of AML/MDS in combination with cytosine arabinoside, or Ara-C. We believe that by using our proprietary stapled peptide drug platform, we can develop first-in-class molecules, like ALRN-6924, that contain a novel set of properties. As such, our stapled peptide drugs may be able to address historically undruggable targets and complex mechanisms, such as intracellular protein-protein interactions like p53, that underlie many diseases with high unmet medical need. We believe that stapled peptide therapeutics have the potential to become a major class of drugs, like small molecules and monoclonal antibodies, for oncology and other therapeutic areas, and may significantly improve treatment paradigms and clinical outcomes for patients.

We are conducting our Phase 2a trial in relapsed and/or refractory PTCL patients whose cells contain wild-type (WT) p53 and who have failed at least one prior line of therapy. Patients in the first cohort of the Phase 2a PTCL trial are receiving a 3.1 mg/kg dose of ALRN-6924 on days 1, 8 and 15 of each 28-day cycle, with scans being performed after every two cycles. As previously reported in the 2017 10-K, as of February 26, 2018, we had administered ALRN-6924 to 16 patients in accordance with this dosing regimen, including one PTCL patient enrolled in the Phase 1 All-comers trial who received ALRN-6924 using the same dosing regimen, and 14 of these patients were evaluable. Of the evaluable patients, six (43%) demonstrated disease control, consisting of two patients who achieved complete responses, one patient who achieved a partial response and three patients who achieved stable disease with all of the stable disease patients experiencing tumor shrinkage. As of our most recent abstract-driven data cut-off date of July 13, 2018, the two patients who achieved complete responses continue on treatment.

We are also exploring a second dosing regimen in the trial under which patients in the trial receive three doses of 3.1 mg/kg in the first week, followed by two weeks off in a 21-day cycle. We are evaluating this new dosing regimen to assess whether a more frequent dosing regimen could improve the response rate of ALRN-6924 while still maintaining a favorable safety profile. We expect to report additional interim data from the trial, including from patients in the second cohort who receive the three doses per week, at a major medical conference in the fourth quarter of 2018.

We are also continuing to enroll patients in our AML/MDS Phase 1 and Phase 1b dose escalation trials. In the Phase 1 monotherapy trial, we have tested three doses of ALRN-6924, 3.1 mg/kg, 4.4 mg/kg, and 5.8 mg/kg, and in our Phase 1b combination trial, we have tested ALRN-6924, 3.1 mg/kg in combination with two different low doses (100 or 200 mg/m2) of Ara-C and ALRN-6924, 4.4 mg/kg in combination with 200 mg/m2 of Ara-C. We have completed enrollment of the 4.4 mg/kg in combination with 200 mg/m2 Ara-C cohort in the second quarter of 2018, and we have initiated an expansion cohort in MDS patients using this dosing regimen in the third quarter of 2018.

We are also testing ALRN-6924 in the Phase 1 AML/MDS monotherapy dose-escalation trial under a dosing regimen where patients receive ALRN-6924 (starting at 2.7 mg/kg) three times per week for two consecutive weeks, followed by one week off, in a 21-day cycle. After the first cohort of three patients cleared safety review committee oversight at the 2.7 mg/kg dose, three new patients were enrolled at 3.8 mg/kg, the next dose level per protocol. One of those three patients died of tumor lysis syndrome related to treatment with ALRN-6924.  We have reported the death to the FDA, and since the death, have dosed an additional three patients at the 2.7 mg/kg dose level as per trial protocol. We plan to continue to enroll patients in the trial. We plan to report interim data from our AML/MDS trials, including in patients in the new dosing regimen and patients in the MDS expansion cohort at a major medical conference in the fourth quarter of 2018.

In addition, because many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, including cyclin-dependent kinase 4/6 inhibitors, PD-1/-L1 inhibitors, and paclitaxel (formulated as Abraxane or Taxol). We plan to provide updates on our non-clinical research and our plans for ALRN-6924 combination studies during the second half of 2018. Subject to the results of our ongoing research, partnering discussions, and obtaining additional funding, we expect to conduct one or more additional clinical trials of ALRN-6924 in combination with other anti-cancer agents within the next six to twelve months.

We were incorporated in 2001 and commenced principal operations in 2006. We have devoted substantially all of our resources to developing our product candidates, including ALRN-6924, developing our stapled peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

On June 28, 2017, our registration statement on Form S-1 relating to our initial public offering of our common stock, or IPO, was declared effective by the SEC. In the IPO, which closed on July 5, 2017, we issued and sold 3,750,000 shares of common stock at a public offering price of $15.00 per share for net proceeds of $50.0 million after deducting underwriting discounts and commissions of $3.9 million and offering expenses of $2.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 10,509,774 shares of common stock.

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. Since our inception through June 30, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $9.5 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $154.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2018, we had cash, cash equivalents and investments of $35.8 million. We believe that our cash, cash equivalents and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements, including clinical trials, into the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ALRN-6924 and p53 program	$3,324	$2,021	$5,915	$3,759
Other early-stage development programs	137	33	214	105
Unallocated research and development expenses	1,859	1,107	4,037	2,239
Total research and development expenses	$5,320	$3,161	$10,166	$6,103

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Prior to the IPO, our interest income had not been significant due to low investment balances and low interest earned on those balances. Our interest income increased following the IPO due to higher investment balances and interest carried on those balances. We anticipate that our interest income will decrease in the future to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,320	3,161	2,159
General and administrative	4,339	1,791	2,548
Total operating expenses	9,659	4,952	4,707
Loss from operations	(9,659)	(4,952)	(4,707)
Interest income	168	29	139
Net loss	$(9,491)	$(4,923)	$(4,568)

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$3,324	$2,021	$1,303
Other early-stage development programs	137	33	104
Unallocated research and development expenses	1,859	1,107	752
Total research and development expenses	$5,320	$3,161	$2,159

Research and development expenses for the three months ended June 30, 2018 were $5.3 million, compared to $3.2 million for the three months ended June 30, 2017. The increase of $2.2 million was due primarily to an increase of $1.3 million in research and development expenses associated with our ALRN-6924, and p53 program and an increase of $0.8 million in unallocated research and development expenses. The increase in our ALRN-6924 and p53 program expenses was due primarily to an increase in non-clinical research in the three months ended June 30, 2018 associated with expanding our research to test a variety of approved drugs in combination with ALRN-6924, including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. The increase in other early-stage development programs was primarily due to non-clinical research spending. The increase in unallocated research and development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2018, compared to $1.8 million for the three months ended June 30, 2017. Approximately $1.1 million of the $2.5 million increase was due to expenses incurred in connection with the separation agreement with our former chief executive officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments and $0.6 million resulted from the modifications to his stock options. The remaining increase of $1.4 million was primarily due to increases of $0.5 million in personnel-related costs, $0.5 million in external costs and $0.4 million in non-cash stock compensation expense. The increase in personnel-related costs was due to higher wages and recruiting fees associated with increased headcount. The $0.5 million increase in external costs was primarily due to increased legal fees related to lease negotiations for our anticipated relocation in the third quarter of 2018 and higher insurance fees associated with being a public company. The increase in stock compensation costs was related to employee stock option grants made in 2017 and 2018.

We expect that our general and administrative expenses will increase slightly in the future so that we may support expanded research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income

Interest income for the three months ended June 30, 2018 was $0.1 million higher compared to the three months ended June 30, 2017 due to a higher balance in our investments for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This higher balance resulted from the net proceeds we received on July 5, 2017 from our IPO. We anticipate that our interest income will decrease in the future to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	10,166	6,103	4,063
General and administrative	7,256	3,438	3,818
Total operating expenses	17,422	9,541	7,881
Loss from operations	(17,422)	(9,541)	(7,881)
Interest income	343	61	282
Net loss	$(17,079)	$(9,480)	$(7,599)

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$5,915	$3,759	$2,156
Other early-stage development programs	214	105	109
Unallocated research and development expenses	4,037	2,239	1,798
Total research and development expenses	$10,166	$6,103	$4,063

Research and development expenses for the six months ended June 30, 2018 were $10.2 million, compared to $6.1 million for the six months ended June 30, 2017. The increase of $4.0 million was due primarily to an increase of $2.2 million in research and development expenses associated with our ALRN-6924, and p53 program and an increase of $1.8 million in unallocated research and development expenses. The increase in our ALRN-6924 and p53 program expenses was due primarily to an increase in non-clinical research in the six months ended June 30, 2018 associated with expanding our research to test a variety of approved drugs in combination with ALRN-6924, including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. The increase in unallocated research and development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing trials.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the six months ended June 30, 2018, compared to $3.4 million for the six months ended June 30, 2017. Approximately $1.1 million of the $3.8 million increase was due to expenses incurred in connection with the separation agreement with our former chief executive officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments and $0.6 million resulted from the modifications to his stock options. The remaining increase of $2.7 million was primarily due to increases of $0.9 million in personnel-related costs, $1.0 million in external costs and $0.8 million in non-cash stock compensation expense. The increase in personnel-related costs was is due to higher wages and recruiting fees associated with increased headcount. The $1.0 million increase in external costs was primarily due to increased legal fees related to lease negotiations for our anticipated relocation in the third quarter of 2018 and higher insurance fees associated with being a public company. The increase in stock compensation costs was related to employee stock option grants made in 2017 and 2018.

Interest Income

Interest income for the six months ended June 30, 2018 was $0.3 million higher compared to the six months ended June 30, 2017  due to a higher balance in our investments for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This higher balance resulted from the net proceeds we received on July 5, 2017 from our IPO.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through June 30, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of June 30, 2018, we had cash, cash equivalents and investments of $35.8 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(14,385)	$(9,457)
Cash provided by (used in) investing activities	14,979	(1,994)
Cash provided by financing activities	28	133
Net increase (decrease) in cash, cash equivalents and restricted cash	$622	$(11,318)

Operating Activities. During the six months ended June 30, 2018, operating activities used $14.3 million of cash, resulting from our net loss of $17.1 million offset by $2.1 million of non-cash charges and $0.6 million provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted primarily of an increase of $0.5 million in accrued severance, partially offset by the amortization of prepaid expenses.

During the six months ended June 30, 2017, operating activities used $9.5 million of cash, resulting from our net loss of $9.5 million and cash used by changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $0.5 million. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted primarily of a decrease to accounts payable of $0.5 million and an increase to prepaid and other current assets of $0.3 million. The decrease in accounts payable is largely due to the timing of vendor invoicing and payments.

Investing Activities. During the six months ended June 30, 2018 investing activities provided $15.0 million of cash resulting from $36.0 million of proceeds from the sale of investments offset by $20.8 million of purchases of investments and $0.2 of purchases of property and equipment related to our planned move to a new office and laboratory facility in August 2018. During the six months ended June 30, 2017, investing activities used $2.0 million of cash, consisting primarily of net purchases of investments.

During the second half of 2018, we expect increased purchases of property and equipment resulting from our planned move into our new office and laboratory facility in August 2018.

Financing Activities. During the six months ended June 30, 2018, net cash provided by financing activities consisted of proceeds from the exercise of employee stock options. During the six months ended June 30, 2017 net cash provided by financing activities was $0.1 million, primarily due to the net proceeds of $0.5 million from our sales of Series F preferred stock in February 2017 offset by payments of initial public offering costs of $0.4 million.

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

As of June 30, 2018, we had cash, cash equivalents and investments of $35.8 million. We believe that our cash, cash equivalents and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements, including clinical trials, into the second half of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K. See Note 9 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

In April 2018, our lease agreement, or Lease, with 480 Arsenal Group LLC, or Landlord, became effective. The Lease is for approximately 18,609 square feet of office and lab space in Watertown, Massachusetts. The Lease has an initial term of eight years and provides us with an option to extend the Lease term for one additional five-year period. The Lease provides for monthly rent payments during the initial eight-year term of $82,189.75, increasing 3% per year. In the event that we exercise our option to extend the Lease term, the Lease provides for monthly rent payments during the additional five-year period at the then-current market rent. In addition to rent, the Lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. We are also required to provide a $0.6 million security deposit, which we provided in the form of a letter of credit in the favor of the Landlord and which is included as non-current restricted cash on the balance sheet as of June 30, 2018.

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

During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We are exposed to market risk related changes in interest rates. As of June 30, 2018, our cash equivalents consisted of money market accounts and investments in commercial paper that have contractual maturities of less than 90 days. As of June 30, 2018, our investments consisted of investments in corporate notes and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $17.1 million and $22.6 million for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash, cash equivalents and investments as of June 30, 2018 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash, cash equivalents and investments as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements, including clinical trials, into the second half of 2019. Our estimate as to how long we expect our cash, cash equivalents and investments as of June 30, 2018 to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

In our ongoing Phase 1 trial of ALRN-6924 monotherapy for the treatment of AML and MDS, a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome. This tumor lysis syndrome was determined to be related to treatment with ALRN-6924. We have reported the death to the FDA, and since the death, have dosed an additional three patients at the 2.7 mg/kg dose level as per trial protocol. We plan to continue to enroll patients in the trial.

If any of our product candidates are associated with adverse events or undesirable side effects or have properties that are unexpected such as the death we observed in our Phase 1 clinical trial, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. We are not currently a party to a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved or enter into collaborations with respect to the sale and marketing of our product candidates.

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

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Boehringer Ingelheim, Ascentage Pharma Group Corp Ltd, and Daiichi Sankyo Co., Ltd. If ALRN-6924 were to be approved for the indications for which we currently have ongoing clinical trials, it will compete with currently-marketed drugs or drugs that may be approved for marketing by the FDA in the future and such competition will not be limited to drugs that act through the reactivation of p53.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our Senior Vice President, Chief Medical Officer and other key executives, to hire a CEO, and to attract, retain and motivate qualified personnel.

We are highly dependent on Manuel Aivado, M.D., Ph.D., our Senior Vice President, Chief Medical Officer, as well as other principal members of our management and scientific teams. Our agreements with Dr. Aivado and other key employees do not prevent them from terminating their employment with us at any time. For instance, in May 2018, our former Chief Executive Officer terminated his employment with us. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Dr. Aivado or any other member of our management and scientific teams could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining a chief executive officer, as well as qualified scientific, clinical, manufacturing and sales and marketing personnel, is also critical to our success. John P. Longenecker, Ph.D. is currently serving as our Chief Executive Officer on an interim basis while we conduct our search for a new chief executive officer. We may not be able to attract and retain a new chief executive officer or these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As of June 30, 2018, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 20% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile. During the period from June 28, 2017 to July 31, 2018, the closing price of our common stock ranged from a high of $14.91 per share to a low of $3.09 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2018, we had 14,737,402 shares of common stock outstanding. The holders of an aggregate of approximately 5,500,000 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of June 30, 2018, we have used $14.2 million of the net proceeds from the IPO to fund ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial. Phase 2a trial for the treatment of PTCL, Phase 1 trial for the treatment of AML/MDS as a monotherapy and Phase 1b trial for the treatment of AML/MDS in combination with Ara-C, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Lease Agreement, effective as of April 4, 2018, between the Registrant and 480 Arsenal Group LLC.

10.2	Separation and Release of Claims Agreement, dated as of May 15, 2018, between the Registrant and Joseph A. Yanchik III.

10.3	Employment Agreement, dated as of May 15, 2018, between the Registrant and John P. Longenecker.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: August 7, 2018	By:	/s/ John P. Longenecker
John P. Longenecker
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2018	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)