Form 10-Q
period 2018-09-30
AILERON THERAPEUTICS INC
filed 2018-11-07
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38130

Aileron Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 Arsenal Way Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 14,748,475 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,716	$11,863
Investments	20,229	38,889
Prepaid expenses and other current assets	2,083	1,000
Restricted cash	25	88
Total current assets	30,053	51,840
Property and equipment, net	6,832	154
Restricted cash, non-current	568	—
Other assets	680	694
Total assets	$38,133	$52,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,994	$1,600
Accrued expenses and other current liabilities	4,111	3,291
Total current liabilities	7,105	4,891
Construction financing liability	4,997	—
Total liabilities	12,102	4,891
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2018 and December 31, 2017; 14,737,402 and 14,723,818 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	187,478	184,761
Accumulated other comprehensive loss	(3)	(33)
Accumulated deficit	(161,459)	(136,946)
Total stockholders’ equity	26,031	47,797
Total liabilities and stockholders’ equity	$38,133	$52,688

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,321	3,825	14,487	9,928
General and administrative	3,177	2,601	10,433	6,039
Total operating expenses	7,498	6,426	24,920	15,967
Loss from operations	(7,498)	(6,426)	(24,920)	(15,967)
Interest income, net	64	167	407	228
Net loss	(7,434)	(6,259)	(24,513)	(15,739)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(41)
Net loss attributable to common stockholders	$(7,434)	$(6,259)	$(24,513)	$(15,780)
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(0.45)	$(1.66)	$(3.16)
Weighted average common shares outstanding—basic and diluted	14,737,402	13,939,950	14,735,660	4,990,535
Comprehensive loss:
Net loss	$(7,434)	$(6,259)	$(24,513)	$(15,739)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	9	(6)	30	(6)
Total other comprehensive gain (loss)	9	(6)	30	(6)
Total comprehensive loss	$(7,425)	$(6,265)	$(24,483)	$(15,745)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,513)	$(15,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,689	1,084
Depreciation and amortization expense	169	85
Net amortization of premiums and discounts on investments	(184)	(88)
Change in deferred rent	(11)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(315)	(909)
Other assets	15	33
Accounts payable	(44)	(233)
Accrued expenses and other current liabilities	931	1,085
Net cash used in operating activities	(21,263)	(14,693)
Cash flows from investing activities:
Purchases of property and equipment	(2,491)	(74)
Purchases of investments	(26,231)	(52,130)
Proceeds from sales or maturities of investments	45,105	8,775
Net cash provided by (used in) investing activities	16,383	(43,429)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	471
Proceeds from exercise of stock options	28	100
Increase in construction financing liability	1,210	—
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	52,313
Payments of initial public offering costs	—	(2,049)
Net cash provided by financing activities	1,238	50,835
Net decrease in cash, cash equivalents and restricted cash	(3,642)	(7,287)
Cash, cash equivalents and restricted cash at beginning of period	11,951	20,715
Cash, cash equivalents and restricted cash at end of period	$8,309	$13,428
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$41
Deferred offering costs included in accounts payable and accrued expenses	$—	$255
Capitalization of construction-in-progress related to facility lease obligation	$6,616	$—
Fixed asset addition included in accounts payable and accrued expenses	$1,437	$—
Conversion of convertible preferred stock into common stock upon listing of the Company's common stock on the Nasdaq	$—	$130,412

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 is a cell-permeating peptide that disrupts the interaction of the two primary p53 suppressor proteins, MDMX and MDM2, with p53, thereby reactivating tumor suppression in p53 wild-type cancers. ALRN-6924 was in multiple clinical trials as of September 30, 2018.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2018, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of September 30, 2018, the Company had cash, cash equivalents and investments of $27,945. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $161,459 as of September 30, 2018. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $27,945 as of September 30, 2018, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of these interim financial statements. The Company plans to address this condition by raising additional capital to finance its operations, however, these plans cannot be considered probable, as defined in accounting standards ASU No. 2014-15 (subtopic 205-40). Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing and therefore it is not considered probable that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, through debt financings or from other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on April 2, 2018.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of September 30, 2018, current restricted cash of $25 consisted entirely of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2017, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility. As of September 30, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s new facility (see Note 9). The Company did not have any non-current restricted cash as of December 31, 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees or lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (Accounting Standards Codification (“ASC”) Topic 842) supersedes the previous leases standard, ASC 840, Leases. The standard is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company is finalizing its evaluation of the impact that the adoption of ASU 2016-02 will have on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting share-based payments to nonemployees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the Company’s financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,725	$—	$—	$5,725
Investments:
Corporate notes	—	8,089	—	8,089
Commercial paper	—	12,140	—	12,140
	$5,725	$20,229	$—	$25,954

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Investments:
Corporate notes	—	25,710	—	25,710
Commercial paper	—	13,179	—	13,179
	$10,509	$38,889	$—	$49,398

As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of September 30, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$8,091	$—	$(2)	$8,089
Commercial paper	12,141	—	(1)	12,140
	$20,232	$—	$(3)	$20,229

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$25,733	$—	$(23)	$25,710
Commercial paper	13,189	—	(10)	13,179
	$38,922	$—	$(33)	$38,889

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
External research and development services	$1,678	$1,284
Payroll and payroll-related costs	975	1,120
Accrued severance	547	—
Professional fees	560	536
Other	351	351
	$4,111	$3,291

6. Redeemable Convertible Preferred Stock

Prior to the closing of the Company’s IPO in July 2017, the Company had shares of redeemable convertible preferred stock outstanding, including shares of Series A, Series A-1, Series B, Series C-1 and Series C-2 redeemable convertible preferred stock (collectively, the “Junior Preferred Stock”) and Series D, Series D-1, Series E, Series E-1, Series E-2, Series E-3 and Series F redeemable convertible preferred stock (collectively, the “Senior Preferred Stock” and, together with the Junior Preferred Stock, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contain redemption features that are not solely within the control of the Company.

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

Upon the closing of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of September 30, 2018, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 2,442,249 as of September 30, 2018, of which 1,357,008 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018, the number of shares of common stock that may be issued under the 2017 Plan increased by 588,953 shares.

During the nine months ended September 30, 2018, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 555,414 shares of common stock at a weighted average exercise price of $5.34 per share.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2018 and 2017 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk-free interest rate	2.77%	2.15%
Expected term (in years)	6.2	6.1
Expected volatility	76.0%	80.6%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	2,096,233	$8.02	8.0	$7,332
Granted	555,414	5.34
Exercised	(13,584)	2.03
Forfeited	(455,423)	9.53
Outstanding at September 30, 2018	2,182,640	$7.06	6.4	$241
Options exercisable at September 30, 2018	1,187,074	$6.23	4.0	$241
Options vested and expected to vest at September 30, 2018	2,146,086	$7.05	6.4	$241
Options exercisable at December 31, 2017	784,190	$4.71	6.0	$4,667
Options vested and expected to vest at December 31, 2017	2,030,629	$7.96	7.9	$7,198

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $3.65 and $7.51, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2018 and 2017 was $2,633 and $810, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $93 and $256, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$226	$191	$736	$396
General and administrative expenses	362	425	1,953	688
	$588	$616	$2,689	$1,084

As of September 30, 2018, the Company had an aggregate of $5,281 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.8 years. In May 2018, the Company modified certain equity awards in connection with a separation agreement with its former Chief Executive Officer. The modification included acceleration of vesting of stock options to purchase 80,822 shares of common stock and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $612 during the nine months ended September 30, 2018.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(7,434)	$(6,259)	$(24,513)	$(15,739)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(41)
Net loss attributable to common stockholders	$(7,434)	$(6,259)	$(24,513)	$(15,780)

Denominator:
Weighted average common shares outstanding—basic and diluted	14,737,402	13,939,950	14,735,660	4,990,535

Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(0.45)	$(1.66)	$(3.16)

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

	Three and Nine Months Ended September 30,
	2018	2017
Stock options to purchase common stock	2,182,640	2,055,264
	2,182,640	2,055,264

9. Commitments and Contingencies

Operating Lease

490 Arsenal Way

On April 4, 2018, a lease agreement (the “Lease”) entered into between the Company and 480 Arsenal Group LLC became effective. The Lease is for approximately 18,768 square feet of office and laboratory space in Watertown, Massachusetts. The Lease has an initial term of eight years and provides the Company with an option to extend the Lease term for one additional five-year period. The future minimum rent commitment for the initial eight-year term is approximately $8,771. In addition to rent, the Lease requires the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

The Company was required to provide a $568 security deposit, which the Company provided in the form of a letter of credit in the favor of the landlord which is included as non-current restricted cash on the balance sheet as of September 30, 2018.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required, the Company is deemed to be the owner of the leased space for accounting purposes. As a result, during the nine months ended September 30, 2018, the Company capitalized a build-to-suit asset of $6,616 within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation within other liabilities and other non-current liabilities on its balance sheet as of September 30, 2018, equal to the estimated replacement cost of its leased portion of the building at the inception of the Lease.

Additionally, construction costs incurred as part of the build-out and tenant improvements will be capitalized within property, plant and equipment, net. Rental payments made under the Lease will be allocated to imputed ground rent, interest expense and the build-to-suit facility lease obligation, based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was $4,997 as of September 30, 2018.

281 Albany Street

In February 2010, the Company entered into an operating lease agreement for office and laboratory space in Cambridge, Massachusetts, which, as amended, expired in August 2018.

Upon entering into the agreement, the Company was required to maintain a security deposit which was recorded as restricted cash on the Company’s balance sheet.

The agreement requires no future minimum lease payments for the year ending December 31, 2018.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $220 and $127 for the three months ended September 30, 2018 and 2017, respectively and $559 and $367 for the nine months ended September 30, 2018 and 2017, respectively.

Intellectual Property Licenses

Harvard and Dana-Farber Agreement

In August 2006, the Company entered into an exclusive license agreement with President and Fellows of Harvard College (“Harvard”) and Dana-Farber Cancer Institute (“DFCI”). The agreement granted the Company an exclusive worldwide license, with the right to sublicense, under specified patents and patent applications to develop, obtain regulatory approval for and commercialize specified product candidates based on cell-permeating peptides. Under the agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products and to achieve specified milestone events by specified dates. In connection with entering into the agreement, the Company paid an upfront license fee and issued to Harvard and DFCI shares of its common stock.

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

The Company incurred license fees of $145 during each of the nine months ended September 30, 2018 and 2017. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through September 30, 2018 and December 31, 2017, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,573 and $4,428, respectively.

As of September 30, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and nine months ended September 30, 2018 and 2017, respectively. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of September 30, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2018 or December 31, 2017.

10. Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2018 and 2017. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2018 and December 31, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of cell-permeating alpha-helical peptides to engage intracellular targets in oncology and other therapeutic areas. Our lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 is a cell-permeating peptide that disrupts the interaction of the two primary p53 suppressor proteins, MDMX and MDM2, with p53, thereby reactivating tumor suppression in p53 wild-type cancers. ALRN-6924 was in multiple clinical trials as of September 30, 2018 and December 31, 2017. Our ongoing clinical trials of ALRN-6924 consist of a Phase 1 trial for the treatment of advanced solid tumors or lymphomas, which we refer to as our Phase 1 All comers trial, a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced myelodysplastic syndrome, or MDS, as a monotherapy and a Phase 1b trial for the treatment of AML/MDS in combination with cytosine arabinoside, or Ara-C. During the third quarter of 2018, we commenced an expansion cohort of the Phase 1b Ara-C combination trial in MDS patients only. We believe that by using our proprietary cell-permeating peptide platform, we can develop first-in-class molecules, like ALRN-6924, that contain a novel set of properties. As such, our cell-permeating peptide product candidates may be able to address historically undruggable targets, such as intracellular protein-protein interactions like p53 MDMX and MDM2, that underlie many diseases with high unmet medical need. We believe that our product candidates have the potential to become a major class of drugs, like small molecules and monoclonal antibodies, for oncology and other therapeutic areas, and may significantly improve treatment paradigms and clinical outcomes for patients.

We are conducting our Phase 2a trial in relapsed and/or refractory PTCL patients whose cells contain wild-type (WT) p53 and who have failed at least one prior line of chemotherapy. Patients in the first cohort of the Phase 2a PTCL trial are receiving a 3.1 mg/kg dose of ALRN-6924 on days 1, 8 and 15 of each 28-day cycle, with scans being performed after every two cycles. We are also exploring a second dosing regimen in the PTCL trial under which patients in the trial receive three doses of 3.1 mg/kg on days 1, 3 and 5, followed by two weeks off in a 21-day cycle. We plan to provide an update on interim data from our Phase 2a PTCL in a poster presentation at the American Society of Hematology conference in the first week of December 2018.

We are also continuing to enroll patients in our AML/MDS Phase 1 and Phase 1b dose escalation trials. In the Phase 1 monotherapy trial, we have tested three doses of ALRN-6924, 3.1 mg/kg, 4.4 mg/kg, and 5.8 mg/kg, and in our Phase 1b combination trial, we have tested ALRN-6924, 3.1 mg/kg in combination with two different low doses (100 or 200 mg/m2) of Ara-C and ALRN-6924, 4.4 mg/kg in combination with 200 mg/m2 of Ara-C. We completed enrollment of the dose-escalation phase of the combination trial in the second quarter of 2018, and identified 4.4 mg/kg of ALRN-6924 in combination with 200 mg/ m2 Ara-C to take forward into further clinical testing. In the third quarter of 2018, we initiated an expansion cohort in MDS patients for this ALRN-6924/Ara-C combination and, as of November 6, 2018, have enrolled two patients in the expansion cohort.

We are also testing ALRN-6924 in the Phase 1 AML/MDS monotherapy dose-escalation trial under a dosing regimen where patients receive ALRN-6924 (starting at 2.7 mg/kg) three times per week for two consecutive weeks, followed by one week off, in a 21-day cycle. After the first cohort of three patients cleared safety review committee oversight at the 2.7 mg/kg dose, three new patients were enrolled at 3.8 mg/kg, the next dose level per protocol. As previously reported in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2018 (“Second Quarter 10Q”), one of those three patients died of tumor lysis syndrome related to treatment with ALRN-6924. We have reported the death to the U.S. Food and Drug Administration, or FDA, and after an evaluation of the probable cause of the death, have dosed an additional four patients at the 2.7 mg/kg dose level as per trial protocol. We have been cleared by the safety review committee to enroll our next patients at the 3.3 mg/kg dose level. We plan to report interim data from our AML/MDS trials, including in patients in the new dosing regimen and patients in the MDS expansion cohort at the American Society of Hematology conference in December 2018.

Additionally, we have entered into a clinical collaboration agreement with Dana-Farber Cancer Institute under which they have agreed to enroll pediatric patients with acute leukemia and solid tumors in an investigator-initiated open-label, multi-center Phase 1 clinical trial. In this investigator-initiated trial, pediatric patients with solid tumors will receive ALRN-6924 monotherapy, while pediatric patients with acute leukemia will be treated with a combination of ALRN-6924 and Ara-C. We expect that a third cohort of this trial will be biomarker-enriched with the intent of improving response.

Over the next six months, and subject to obtaining the necessary funding, we plan to initiate additional clinical trials or support investigator-initiated trials, primarily evaluating ALRN-6924 in combination with approved therapies. We expect these trials to include combinations of ALRN-6924 with cyclin-dependent-kinase 4/6 inhibitors and with paclitaxel in an investigator-initiated trial, among other combinations.

We were incorporated in 2001 and commenced principal operations in 2006. We have devoted substantially all of our resources to developing our product candidates, including ALRN-6924, developing our proprietary cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

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

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. Since our inception through September 30, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $7.4 million and $6.3 million for the three months ended September 30, 2018 and 2017, respectively, and $24.5 million and $15.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $161.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of common stock in public offering and/or private placements, through debt financings or from other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect our business prospects.

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

As of September 30, 2018, we had cash, cash equivalents and investments of $27.9 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

We entered into a lease agreement that became effective on April 4, 2018 for 18,768 square feet of office and laboratory space in Watertown, Massachusetts. We moved into this new facility in August 2018. The lease has an initial term of eight years and provides us with an option to extend the lease term for one additional five-year period.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ALRN-6924 and p53 program	$2,387	$2,451	$8,301	$6,209
Other early-stage development programs	71	81	286	186
Unallocated research and development expenses	1,863	1,293	5,900	3,533
Total research and development expenses	$4,321	$3,825	$14,487	$9,928

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Subject to obtaining the necessary funding, we expect that our research and development expenses will continue to increase in the foreseeable future as we continue our non-clinical research testing a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Subject to obtaining the necessary funding, we expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income, net

Interest income consists of interest income earned on our cash, cash equivalents and investments. Interest expense consists of imputed interest expense related to our construction financing liability associated with the build-out and tenant improvements to our leased office and laboratory facility. Prior to the IPO, our interest income had not been significant due to low investment balances and low interest earned on those balances. Our interest income increased following the IPO due to higher investment balances and interest carried on those balances.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,321	3,825	496
General and administrative	3,177	2,601	576
Total operating expenses	7,498	6,426	1,072
Loss from operations	(7,498)	(6,426)	(1,072)
Interest income, net	64	167	(103)
Net loss	$(7,434)	$(6,259)	$(1,175)

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$2,387	$2,451	$(64)
Other early-stage development programs	71	81	(10)
Unallocated research and development expenses	1,863	1,293	570
Total research and development expenses	$4,321	$3,825	$496

Research and development expenses for the three months ended September 30, 2018 were $4.3 million, compared to $3.8 million for the three months ended September 30, 2017. The increase of $0.5 million was due primarily to unallocated research and development expenses resulting from increased wage and other personnel related costs for additional personnel that we hired to support our ongoing trials. Subject to obtaining the necessary funding, we expect that our research and development expenses will continue to increase in the foreseeable future as we advance our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we increase our research and development headcount to support the increase in our research and development activities.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2018, compared to $2.6 million for the three months ended September 30, 2017. The increase of $0.6 million resulted primarily from an increase in personnel-related costs due to higher wages and recruiting fees associated with increased headcount and, to a lesser extent, to increased facility expenses associated with the move to our new office and laboratory facility in August 2018.

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

Interest Income, net

Interest income, net for the three months ended September 30, 2018 was $0.1 million lower compared to the three months ended September 30, 2017 due to a lower balance in our investments for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and the inclusion of interest expense related to our construction financing liability associated with the build-out and tenant improvements to our leased office and laboratory facility at 490 Arsenal Way in Watertown, MA. We anticipate that our interest income will decrease in the future due to interest expense recorded on our lease and to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,487	9,928	4,559
General and administrative	10,433	6,039	4,394
Total operating expenses	24,920	15,967	8,953
Loss from operations	(24,920)	(15,967)	(8,953)
Interest income, net	407	228	179
Net loss	$(24,513)	$(15,739)	$(8,774)

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$8,301	$6,209	$2,092
Other early-stage development programs	286	186	100
Unallocated research and development expenses	5,900	3,533	2,367
Total research and development expenses	$14,487	$9,928	$4,559

Research and development expenses for the nine months ended September 30, 2018 were $14.5 million, compared to $9.9 million for the nine months ended September 30, 2017. The increase of $4.6 million was due primarily to an increase of $2.1 million in research and development expenses associated with our ALRN-6924 and p53 program expenses and an increase of $2.4 million in unallocated research and development expenses. The increase in our ALRN-6924 and p53 program expenses was due primarily to a $1.1 million increase in clinical expenses associated with increased data management and patient monitoring expenses and $1.0 million of increased expenses for non-clinical research in the nine months ended September 30, 2018 associated with expanding our research to test a variety of approved drugs in combination with ALRN-6924, including immuno-oncology agents, cyclin-dependent kinase inhibitors and traditional chemotherapeutic agents for solid and liquid tumors. The increase in unallocated research and development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing trials.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the nine months ended September 30, 2018, compared to $6.0 million for the nine months ended September 30, 2017. Approximately $1.1 million of the $4.4 million increase was due to expenses incurred in connection with a separation agreement with our former Chief Executive Officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments and $0.6 million resulted from modifications to his stock options. The remaining increase of $3.3 million was primarily due to increases of $0.9 million in personnel-related costs, $1.0 million in external costs and $0.7 million in non-cash stock compensation expense. The increase in personnel-related costs was due to higher wages and recruiting fees associated with increased headcount. The $1.0 million increase in external costs was primarily due to increased legal fees related to lease negotiations for our move into our new office and laboratory facility in August 2018 and higher insurance fees associated with being a public company. The increase in stock compensation costs was related to employee stock option grants made in 2017 and 2018.

Interest Income, net

Interest income, net for the nine months ended September 30, 2018 was $0.2 million higher compared to the nine months ended September 30, 2017 due to a higher average balance in our investments for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This higher investment balance resulted from the net proceeds we received on July 5, 2017 from our IPO. Higher investment income was partially offset by interest expense related to our construction financing liability associated with the build-out and tenant improvements to our leased office and laboratory facility at 490 Arsenal Way in Watertown, MA.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through September 30, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of September 30, 2018, we had cash, cash equivalents and investments of $27.9 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(21,263)	$(14,693)
Cash provided by (used in) investing activities	16,383	(43,429)
Cash provided by financing activities	1,238	50,835
Net decrease in cash, cash equivalents and restricted cash	$(3,642)	$(7,287)

Operating Activities. During the nine months ended September 30, 2018, operating activities used $21.3 million of cash, resulting from our net loss of $24.5 million offset by $2.7 million of non-cash charges and $0.6 million provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted primarily of increases of $0.5 million in accrued severance and $0.3 million in accrued clinical trial costs, partially offset by the amortization of prepaid expenses.

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

Investing Activities. During the nine months ended September 30, 2018 investing activities provided $16.4 million of cash resulting from $45.1 million of proceeds from the sale of investments offset by $26.2 million of purchases of investments and $2.5 million of purchases of property and equipment related to the move into our new office and laboratory facility in August 2018. During the nine months ended September 30, 2017, investing activities used $43.4 million of cash, consisting primarily of net purchases of investments.

We expect that purchases of property and equipment will decrease during the fourth quarter of 2018 as we have completed the move into our new office and laboratory facility in August 2018.

Financing Activities. During the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of a $1.2 million increase in our construction financing liability and proceeds from the exercise of employee stock options.

During the nine months ended September 30, 2017, net cash provided by financing activities was $50.8 million, primarily due to the net proceeds from our IPO in July 2017 of $52.3 million. These proceeds were offset by payments of initial public offering costs of $2.0 million.

Funding Requirements

Subject to obtaining the necessary funding, we expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in the early stages of clinical development, and other product candidates and programs. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

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

As of September 30, 2018, we had cash, cash equivalents and investments of $27.9 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of these interim financial statements. We plan to address this condition by raising additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing and therefore it is not considered probable that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K. See Note 9 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

In April 2018, our lease agreement, or Lease, with 480 Arsenal Group LLC, or Landlord, became effective. The Lease is for approximately 18,768 square feet of office and laboratory space in Watertown, Massachusetts. The Lease has an initial term of eight years and provides us with an option to extend the Lease term for one additional five-year period. The Lease provides for monthly rent payments during the initial eight-year term of $82,189.75, increasing 3% per year. In the event that we exercise our option to extend the Lease term, the Lease provides for monthly rent payments during the additional five-year period at the then-current market rent. In addition to rent, the Lease requires us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. We are also required to provide a $0.6 million security deposit, which we provided in the form of a letter of credit in the second quarter of 2018 in the favor of the Landlord and which is included as non-current restricted cash on the balance sheet as of September 30, 2018.

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

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We are exposed to market risk related changes in interest rates. As of September 30, 2018, our cash equivalents consisted of money market accounts and investments in commercial paper that have contractual maturities of less than 90 days. As of September 30, 2018, our investments consisted of investments in corporate notes and commercial paper that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $24.5 million and $22.6 million for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. Subject to obtaining the necessary funding, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are an early-stage company. We were incorporated in 2001 and commenced principal operations in 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our cell-permeating peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. All of our product candidates other than ALRN-6924 are in preclinical research. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We will be required to expend significant funds in order to advance the development of ALRN-6924, as well as any other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash, cash equivalents and investments as of September 30, 2018 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $27.9 million as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. Our estimate as to how long we expect our cash, cash equivalents and investments as of September 30, 2018 to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

We have concentrated our efforts and therapeutic product research on cell-permeating alpha-helical peptide technology, and our future success depends on the successful development of this technology and products based on our proprietary peptide technology. Neither we nor any other company has received marketing approval to market therapeutics utilizing cell-permeating peptides. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Very few drug candidates based on these discoveries have ever been tested in animals, and development of an earlier cell-permeating peptide product candidate by us was suspended following a clinical trial due to the anticipated costs of required reformulation. Peptides, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent molecular properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into peptides. We may spend large amounts of money trying to introduce these properties, and never succeed in doing so. In addition, our cell-permeating peptide product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our technological approach, we will not become profitable and the value of our common stock will decline. Further, our focus on cell-permeating peptide technology as opposed to multiple technologies increases the risks associated with the ownership of our common stock. If our approach is not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to successfully identify and implement an alternative product development strategy.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. For instance, our first clinical trial of one of our earlier cell-permeating peptide product candidates did not generate the desired results, and we suspended the development program. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

We have multiple clinical trials of ALRN-6924 currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of ALRN-6924, such event could adversely affect our other clinical trials of ALRN-6924. Moreover, there is a relatively limited safety data set for product candidates utilizing cell-permeating peptides or that are designed to reactivate p53. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a product candidate utilizing cell-permeating peptides or that is designed to reactivate p53, such as the small molecules in development that target the p53-MDM2 interaction, could adversely affect our clinical trials of ALRN-6924.

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

In our ongoing Phase 1 trial of ALRN-6924 monotherapy for the treatment of AML and MDS, as previously reported in our Form 10-Q for the second quarter of 2018, a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. We have reported the death to the FDA, and after an evaluation of the probable cause of the death, have dosed an additional four patients at the 2.7 mg/kg dose level as per trial protocol. We plan to continue to enroll patients in the trial. We have been cleared by the safety review committee to enroll our next patients at the 3.3 mg/kg dose level.

If any of our product candidates are associated with adverse events or undesirable side effects or have properties that are unexpected such as the death we observed in our Phase 1 trial of ALRN-6924 monotherapy for the treatment of AML and MDS, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

One element of our strategy is to leverage our proprietary cell-permeating peptide platform to develop additional product candidates across oncology and other diseases with unmet medical need. We may not be successful in doing so. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

Although we currently plan to retain all commercial rights to ALRN-6924 and our other cell-permeating peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other cell-permeating peptide product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to ALRN-6924 and our other cell-permeating peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. For example, in 2013, Roche terminated the research collaboration to which we were a party.

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

We are a party to license agreements with Harvard, DFCI, Umicore Precious Metals Chemistry USA, LLC and others, pursuant to which we in-license key patent and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our Chief Executive Officer and other key executives, and to attract, retain and motivate qualified personnel.

We are highly dependent on Manuel Aivado, M.D., Ph.D., our Chief Executive Officer as well as other principal members of our management and scientific teams. Our agreements with Dr. Aivado and other key employees do not prevent them from terminating their employment with us at any time. For instance, in May 2018, our former Chief Executive Officer terminated his employment with us. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Dr. Aivado or any other member of our management and scientific teams could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, is also critical to our success. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As of November 1, 2018, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing 20% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile. During the period from June 28, 2017 to October 31, 2018, the closing price of our common stock ranged from a high of $14.91 per share to a low of $2.00 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 1, 2018, we had 14,748,475 shares of common stock outstanding. The holders of an aggregate of approximately 5,000,000 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of September 30, 2018, we have used $22.1 million of the net proceeds from the IPO to fund ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, Phase 2a trial for the treatment of PTCL, Phase 1 trial for the treatment of AML/MDS as a monotherapy and Phase 1b trial for the treatment of AML/MDS in combination with Ara-C, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Amendment to Lease Agreement, dated as of August 23, 2018, between the Registrant and 480 Arsenal Group LLC.

10.2	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado.

10.3	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado.

10.4	Consulting Agreement, dated as of September 30, 2018, between the Registrant and John P. Longenecker.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: November 7, 2018	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2018	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)