Form 10-K
period 2018-12-31
AILERON THERAPEUTICS INC
filed 2019-03-29
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 210 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of June 29, 2018, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $40,753,229.

As of March 26, 2019, the Registrant has 14,875,035 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aileron and the other trademarks or service marks of Aileron appearing in this Annual Report on Form 10-K are the property of Aileron. All other trademarks, service marks or other trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

These forward-looking statements include, among other things, statements about:

•	our plans to develop and commercialize ALRN-6924 and other product candidates, including the potential benefits thereof;
•	our ongoing and future clinical trials for ALRN-6924, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	potential benefits of any future collaboration;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. Our lead product candidate, ALRN-6924, is a cell-permeating peptide that disrupts the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, we believe that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for a wide variety of cancers. Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-induced bone marrow toxicity. Our first planned clinical trial to assess the myelopreservation opportunity will be in small cell lung cancer patients who will be treated with the chemotherapy topotecan.

We have conducted other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. For instance, we have conducted a single-agent Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS, and a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS. We have observed anticancer activity with ALRN-6924 in each of these trials. However, despite that activity, in light of our resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in myeloid cancers where seven drugs were approved for AML in the United States in the last two years, we have determined to cease enrollment in these trials and further clinical development for these indications at this time. We plan to present data from our AML/MDS trials in the fourth quarter of 2019.

We believe that by using our proprietary stabilized cell-permeating peptide platform, we can develop first-in-class molecules, like ALRN-6924, that contain a novel set of properties. As such, our stabilized cell-permeating peptide drugs may be able to address historically undruggable targets, such as intracellular protein-protein interactions like p53 and MDM2/MDMX, that underlie many diseases with high unmet medical need. We believe that stabilized cell-permeating peptide therapeutics have the potential to become a major class of drugs, like small molecules and monoclonal antibodies, for oncology and other therapeutic areas, and may significantly improve treatment paradigms and clinical outcomes for patients. We believe that the ability of our stabilized cell-permeating peptides to target and activate or inhibit key intrinsic cellular functions, such as the p53 signaling pathway and affect key cellular functions such as cell cycle control and apoptosis, along with our scientific expertise in the design, application and development of these stabilized cell-permeating alpha-helical peptides, has the potential to positively impact patients’ lives and treatment strategies for a wide variety of cancers. Our belief is based on the scientific evidence that these cellular functions play a key role in cancer formation, maintenance and treatment resistance. As such, we believe the ability to directly affect these key intrinsic cellular functions, which we are seeking to do with ALRN-6924 and p53 reactivation, may have potential advantages over approved drugs and drug candidates that are directed against other targets or systemically by stimulating immune responses. By targeting a key signaling pathway like p53 that is critical and preserved across a multitude of different cancers, we believe our approach may allow for utility in a broader set of cancer patients.

P53 has been a focus of researchers and the pharmaceutical industry due to its central role in preventing the initiation and progression of most cancers, and has long been referred to as “the guardian of the genome” because of its central role in cellular defense mechanisms against cancers. P53 is activated when DNA damage is detected and, among other functions, is capable of regulating a variety of tumor suppression responses, including cell cycle arrest, DNA repair, apoptosis, or senescence. The effect of p53 activation is to facilitate the repair of the cell, or trigger killing of the damaged cell, a process known as apoptosis, before it can become cancerous. P53 function is believed to be primarily regulated by the suppressor proteins MDM2 and MDMX, which bind to p53 to either reduce its levels through degradation or control its activity, including the suppression of effect on cell repair and apoptotic activities, so that normal cells are able to function as expected. Approximately half of all cancer patients at initial diagnosis have cancers that prevent this tumor suppression response by mutation of the p53 gene. The remaining cancer patients have a p53 gene that is not mutated and is otherwise known as wild type, or WT, but that is functionally suppressed through the activation or overexpression of regulatory proteins, including, MDM2 and MDMX. ALRN-6924 reactivates non-mutant or WT p53 by disrupting the interactions between p53 and these two suppressor proteins, thereby freeing p53 to proceed to its DNA targets in the nucleus and initiate cell cycle arrest, DNA repair, apoptosis, or senescence in damaged cells. Although p53 and its tumor suppression responses have been well characterized in the scientific literature, no product that directly engages p53 and its function has been approved. Moreover, we believe that the only product candidates in clinical development targeted at p53 activation, including one product candidate that is in Phase 3 testing, are small molecule inhibitors that are designed to engage only the p53-MDM2 interaction and not the p53-MDMX interaction, which we believe, based on published data and our clinical results, is also important in determining clinical outcomes. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. As such, we believe that ALRN-6924’s ability to bind to both MDM2 and MDMX may enable it to have an effect in a broader range of tumors and to have a favorable safety profile.

Our integrated understanding of peptide chemistry and molecular biology as it relates to the physiological functions of stabilized and cell-permeating peptides forms the basis of our ability to generate novel product candidates. We seek to rationally design sequences of amino acids and “staple” or stabilize them with hydrocarbon bonds that maintain their natural alpha-helical shape. The broad potential of maintaining the alpha helix is derived from the fact that it is the most common protein structure at the interface of protein-protein interactions and, as exploited by our stabilized cell-permeating alpha-helical peptides, is a necessary shape to retain the intended biological activity of the therapeutic molecule. Our approach is to target high value and historically undruggable intracellular and extracellular targets with this novel class of molecules. In the case of cancer, pathways that incorporate protein-protein interactions with an alpha helix, and that, therefore, may be amenable to our approach and the focus of our future research, include p53 and may include other transcription factors and signaling proteins such as Ras, Myc, ß-Catenin, the Bcl family of proteins and HIF-1a. Importantly, while the critical role of these targets in biological processes has been known for decades, there are no approved therapeutics that directly engage these targets other than one therapeutic that inhibits Bcl-2. In addition to oncology, we are currently exploring research and business development strategies to develop certain non-cancer applications.

Since our inception, we have created and evaluated over 10,000 cell-permeating peptides against multiple targets in a variety of therapeutic areas. We believe that a number of these molecules and targets warrant further study and development and could, in the future, contribute to a pipeline of novel therapeutics. Subject to our resources, we intend to continue to make selective investments into early research programs as part of our ongoing research. Where we believe it will be beneficial to the success of the program, we will also seek academic and industry collaborations to advance this work.

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, including ALRN-6924, their methods of use, related platform technology and other inventions. As of January 31, 2019, we owned or had an exclusive license to over 240 patents and over 190 provisional or non-provisional patent applications throughout the world directed toward various aspects of our product candidates and research programs. We own worldwide rights to ALRN-6924.

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of novel therapeutics for the treatment of cancer by targeting high-value and historically undruggable targets through our proprietary stabilized cell-permeating peptide technology. Key elements of our strategy to achieve this goal include the following:

Pursue a targeted development strategy for our lead product candidate, ALRN-6924, across multiple oncology indications. We are advancing our lead product candidate, ALRN-6924, into several clinical trials, focusing on areas in which we believe ALRN-6924 may have anti-tumor activity or myelopreservative effects and in which there are significant unmet medical needs. We are initially focusing our development efforts on cancers that commonly present with WT p53. One of the key benefits of targeting p53 is that the MDMX/MDM2-dependent mechanism by which cancers overcome p53 control is found in a broad range of cancers. We have demonstrated evidence of anti-tumor activity of ALRN-6924 as a single agent in our Phase 1 All-comers trial in which we have treated patients with 24 different tumor types as well as in our Phase 2a PTCL trial and our Phase 1/1b AML/MDS trials.

We plan to conduct, alone and in collaboration with third parties, additional clinical trials of ALRN-6924, as warranted by the clinical data. The goal of these clinical trials will be to broaden the application of ALRN-6924 by studying safety and potential anti-tumor activity in additional distinct subgroups of patients with specific cancers that commonly present with WT p53. Because many approved drugs and drug candidates for cancer require a functioning p53 pathway to exert their anti-cancer effect, we have expanded and advanced our non-clinical and clinical research to test a variety of approved drugs in combination with ALRN-6924, including cyclin-dependent kinase inhibitors, traditional chemotherapeutic agents, and immuno-oncology agents. We believe the mechanism of action and safety profile of ALRN-6924 may provide the potential for its combination with a wide variety of conventional and novel therapies.

Design and execute on clinical trial programs with the expectation of presenting data within the next twelve months. We plan to disclose interim data from our Phase 2a trial of the combination of ALRN-6924 and palbociclib in patients with MDM2-amplified solid tumors at a medical conference in the second half of 2019. Additionally, we intend to initiate our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent which protects against chemotherapy-induced bone marrow toxicity. We anticipate initiating this trial in September of 2019 and presenting interim data from the trial in the first half of 2020. Additionally, we plan to disclose data from our Phase 1b trial of the combination of ALRN-6924 and Ara-C in patients with advanced MDS in the fourth quarter of 2019.

Maximize the global commercial value of ALRN-6924 and other product candidates. We have retained all commercial rights to ALRN-6924 and plan to retain commercial rights to other product candidates we develop. Although we currently retain all commercial rights to ALRN-6924, we may seek to enter into strategic collaborations for the development, marketing, and commercialization of ALRN-6924 and any other product candidates we may develop, particularly those directed towards indications with larger patient populations and in certain geographies where we believe a collaboration could bring additional resources and expertise to maximize the value of our product candidates.

Leverage our proprietary stabilized cell-permeating peptide technology to develop additional product candidates across oncology and other diseases with unmet medical need. Over 3,000 known protein-protein interactions are mediated by a helical peptide interface. Based on our data related to stabilized cell-permeating peptides, as well as the growing body of third-party publications that support the utility of these peptides against a wide variety of targets, we believe that our stabilized peptides have the potential for therapeutic benefits across a broad range of oncology indications and other diseases with unmet medical need. Subject to available resources, we plan to invest in and conduct research on those product candidates for which our prior work or published literature suggests a stabilized cell-permeating peptide may confer advantages over small molecule or biologic therapeutics in delivering therapeutic benefits. We may also seek to develop additional stabilized cell-permeating peptides to target p53 as changes in the chemical structures of our stabilized peptides may engender peptides with varying affinities to MDM2 and MDMX. Additionally, we may seek to selectively form collaborations to expand our capabilities and potentially accelerate research and development activities for certain of these oncology indications and other diseases.

Our Development Pipeline

The following table summarizes key information about our ongoing and planned ALRN-6924 clinical trials.

Cancer and the Need for Novel and Improved Treatment Options

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that over 1.75 million new cancer cases will be diagnosed in the United States and more than 600,000 people will die from cancer in 2019. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

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

Surgery, radiation and drug therapy, either individually or in combination, are currently the most common methods used in treating patients with cancer and can be effective in specific situations. Surgery and radiation are particularly effective for patients in whom the disease is localized, but cannot fully address the needs of a patient with metastasized tumors. For these patients, or for patients where surgery or radiation is ineffective, physicians typically prescribe a treatment program using systemic drug therapies. The goal of drug therapy is to directly or indirectly kill cancer cells or to damage cellular components required for the proliferation of cancer cells. Drug therapy often is administered as a combination of several different drugs. Drug therapy has been evolving from non-specific drugs that kill both healthy and cancer cells, to drugs that target specific molecular pathways to preferentially or selectively kill cancer cells. While heightened vigilance, new diagnostic tests, combination regimens and targeted therapies have resulted in improvements in overall survival for some cancer patients, continued innovation in the treatment of cancer is necessary.

The conventional approaches to oncology drug development, which are based primarily on small molecules and antibodies, have limitations that restrict their ability to fully treat cancer. Small molecule drugs can target proteins inside the cell, but are often limited to a subset of proteins with accessible functional domains or, in most cases, a single intended target protein, while antibodies are unable to directly bind to intracellular targets and are thereby limited to targeting circulating proteins or those expressed on the cell surface. We believe that the ability to target and activate or inhibit key intrinsic cellular proteins and their functions, such as p53 and apoptosis, using our proprietary stabilized cell-permeating peptide platform, has the potential to significantly impact patients’ lives and treatment strategies for a wide variety of cancers. Our belief is based on the mounting scientific evidence that these cellular functions play a key role in cancer formation, maintenance and treatment resistance. As such, the ability to directly impact these key intrinsic cellular functions, which we are seeking to do with ALRN-6924, may have potential advantages over approved drugs and drug candidates that work upstream at the cell surface or systemically by stimulating immune responses. By targeting a downstream pathway like p53 that is critical and preserved across a multitude of different cancers, our approach may allow for utility in a broader set of cancer patients. In addition, we believe that our approach may circumvent resistance mechanisms that characterize many of the most aggressive cancers.

P53 and its Interaction with MDM2 and MDMX

P53 is considered to be one of the most important tumor suppressor proteins due to its central role in preventing the initiation and progression of most cancers. The role of p53 in cancer was first described in 1979. Since then, it has become clear that inactivation of p53’s tumor suppression activity is an almost universal step in the development and progression of virtually all human cancers. Research on the function and role of the p53 mechanism has been the subject of over 75,000 scientific publications. Targeting p53 has been tested clinically in at least 18 prior and ongoing clinical trials that were sponsored by six of the world’s largest pharmaceutical companies. The magnitude and persistence of this effort demonstrates the importance of the mechanism and the enormous challenge that drugging this mechanism presents. Recent clinical data from certain of these p53 development efforts has shown encouraging progress, possibly an indication that the field is maturing to a point where these efforts may start to yield valuable cancer treatments.

The main function of p53 is to activate genes that will interrupt the cell cycle when DNA damage is first detected. The effect of this process is to ensure that damaged, or cancerous, cells do not continue to grow and propagate. This is why functional p53 is critical to human health and the main reason it has been called the “guardian of the genome.” P53 normally protects cells by monitoring and controlling how quickly cells divide into new cells, repairing DNA mutations and controlling when a cell dies. When p53 itself is mutated or pathologically inhibited by its natural regulators, cells grow uncontrollably and may eventually form a cancerous tumor. Approximately half of all cancer patients at initial diagnosis have cancers that circumvent the p53 mechanism by activating or overexpressing the natural suppressor proteins of p53, including, MDM2 and MDMX, making them an ideal target for novel cancer therapies. In the remaining cancer patients, the p53 mechanism is circumvented by deactivating mutations in p53 itself, commonly referred to as mutant p53.

In recent years there have been numerous publications that describe the relationship between p53-activation and the immune response to cancer, in addition to its effects on cell cycle, DNA repair and cell death. P53 regulates the expression of various chemokines, interferons and related receptors, as well as other elements of the adaptive and innate immune response.

As depicted in the figures below, p53 is regulated by MDM2 and MDMX, which are two proteins known to bind to p53 and play non-redundant roles in modulating p53 protein activity. In normal cells, MDM2 primarily acts to shuttle p53 out of the nucleus and target it for degradation whereas MDMX generally acts to sequester p53. By playing these roles, MDM2 and MDMX collectively act to suppress p53’s apoptotic activity so that cells can function as expected. In the event of DNA damage, these two suppressor proteins detach from p53 so that it is activated to respond to DNA damage. Once activated, p53 either enables the repair of the DNA damage or triggers apoptosis. This is the body’s natural response against cancer and a defense mechanism for dealing with DNA damage and maintaining normal cellular function. However, activation and overexpression of MDM2 and MDMX are found in a significant number of cancers that commonly present with WT p53. In these cancers, cancer cells co-opt and over-activate some of the mechanisms used by normal cells to restrain p53 function, thereby nullifying the tumor suppression capabilities of WT p53. In this environment, the cancer cell growth is left unchecked.

Despite the structural similarity between MDM2 and MDMX, there is important diversity in the p53 binding sites of these proteins that make the development of therapeutic antagonists that can bind to both MDM2 and MDMX challenging. MDM2 has a deep binding pocket that offers potential for small molecule selectivity. MDMX, in comparison, has a structural difference in its p53 binding cleft, making it larger and shallower and less accessible to small molecules. We are not aware of any small molecules in clinical development that are capable of binding to MDMX in a therapeutically meaningful way. We are aware of selective small molecule inhibitors that are designed to target only the p53-MDM2 interaction. Certain of these small molecule inhibitors have been publicly reported to shrink tumors in certain cancers and have thereby provided clinical proof of concept that restoration of p53 activity can lead to the killing of cancer cells and tumor shrinkage in select cancers. However, these MDM2-only small molecule inhibitors have also been publicly reported to have caused meaningful levels of neutropenia of grade 3 or worse and thrombocytopenia of grade 3 or worse in patients. For instance, in Phase 1 dose escalation trials of these small molecule inhibitors that are currently in active development, approximately 20% to 26% of patients in the trials experienced neutropenia of grade 3 or grade 4 and 15% to 44% of patients experienced thrombocytopenia of grade 3 or grade 4.

As tumor cells can have different levels of, and differential reliance on, MDM2 and MDMX, the current data suggests that there is a limited set of tumors that are highly sensitive to MDM2 inhibition, while a broader set of tumors may be sensitive to both MDM2 and MDMX inhibition. We believe that ALRN-6924 is the first and only product candidate in clinical development that can equipotently bind to and disrupt the interaction of MDM2 and MDMX with p53. As such, we believe that ALRN-6924 may have an effect in a broad range of tumors and may be less prone to resistance as a result of different levels of MDM2 and MDMX in tumor cells. We believe ALRN-6924 should also be less prone to resistance from the likely compensatory mechanisms, such as activation or overexpression of MDMX, that may result from selective pressure on MDM2 alone.

Our Platform – Stabilized Cell-Permeating Peptides

We stabilize peptides by “stapling” them with hydrocarbon bonds into their natural alpha-helical conformation. We achieve this by inserting into the peptides two or more non-natural amino acids that, when catalyzed by a chemical reaction, form a bridge to provide comparable stability to the endogenous protein structure and maintain the biological activity of the peptide.

Our goal is to create a broad range of first-in-class therapeutics through our proprietary stabilized peptide technology. Our platform enables us to chemically stabilize and improve the performance and activity of a broad range of alpha-helical peptides that we believe may have benefit in oncology and other diseases. We believe that our stabilized peptides can potentially activate and inhibit key cellular functions that underlie disease and that are otherwise difficult to target with existing drug technologies, including small molecules and monoclonal antibodies. Our strategy is to target high value and historically undruggable targets with stabilized peptides.

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

Small molecules currently represent the dominant therapeutic modality underlying the majority of approved drugs and are the only modality that can directly engage protein targets and protein-protein interactions that are contained inside our cells. However, protein-protein interactions are still viewed as difficult targets for small molecule drugs due to the fact that these protein targets often present relatively large and flat interacting surfaces that are not readily addressed by small molecule drugs. In addition, many of the emerging therapeutically important pathways have been found to require engagement of multiple proteins, like MDM2 and MDMX, or multiple binding sites in order to fully engage the mechanism and drive the desired biological activity. Multiple binding sites and complex mechanisms have to date proven to be challenging to small molecules due to their small size and physiochemical properties. We believe that limitations of existing drug technologies like small molecules will become increasingly apparent as the scientific and medical fields continue to understand and reveal the complexity of protein interactions, cellular pathways and disease etiology.

Our Solution

We believe our platform addresses and solves many of the inherent limitations of peptides and can potentially enable us to pursue high value targets that are currently undruggable by existing drug technologies. Because peptides lose their shape by unwinding when removed from their natural protein scaffold, developing chemical interventions to stabilize peptides into their bioactive structure has been and remains an active area of research. Although there have been several published examples of peptide stabilization strategies, these strategies have not translated into clinically relevant drugs for intracellular targets. Our all-hydrocarbon staple, or linker, has emerged as a solution that stabilizes the alpha-helical structure, improves protease resistance, enables cellular penetrance and maintains biological activity.

Unlike large proteins, such as monoclonal antibodies or other naturally occurring proteins, that do not penetrate cell membranes due to their size and biophysical properties, stabilized alpha-helical peptides can in many circumstances penetrate cells and still maintain high affinity to their large protein surface targets. Our peptides typically retain the molecular target specificity of their underlying native protein structure. As depicted below, we believe that the larger protein structure provides multiple surface contact points accessible to the stabilized peptide, while the small molecule drugs have difficulty binding to the larger, shallower contact points. In addition, as has been demonstrated in recent third-party publications, the multiple surface contact points mean that the binding may be less likely to be disrupted by single point mutation in the underlying genetic code.

Our Lead Product Candidate – ALRN-6924

ALRN-6924, a stabilized cell-permeating peptide, is designed to reactivate WT p53 by inhibiting both MDM2 and MDMX. We believe that ALRN-6924, by inhibiting both MDM2 and MDMX, may enable p53 to perform its natural function of responding to DNA damage and repairing the DNA damage or triggering apoptosis. In so doing, ALRN-6924 may help to restore the body’s natural defense against its existing cancer. The figure below shows ALRN-6924 inhibiting both MDM2 and MDMX and reactivating WT p53. ALRN-6924 enters the cell and mimics p53 and in so doing acts as a higher-affinity decoy that attracts and binds to MDM2 and MDMX, thereby causing the release of the bound p53.

Preclinical Studies

We conducted several in vivo and in vitro studies of ALRN-6924 that informed our approach to the design of our clinical trials and provided safety information needed to initiate patient selection and dosing in our trials. In these preclinical studies, ALRN-6924 bound to both MDM2 and MDMX with nanomolar affinities, indicating a high level of binding between ALRN-6924 and these proteins, and demonstrated evidence of specific on-target engagement in vitro by gene expression profiling. In addition, in preclinical studies ALRN-6924 as a single agent and in combination with other anticancer drugs has demonstrated tumor growth suppression, p53-dependent cell cycle arrest, apoptosis and anti-tumor activity in an MDM2/MDMX-overexpressing xenograft cancer model with clear correlation to on-target pharmacokinetics, or PK, and pharmacodynamic activity.

In Vitro

We conducted a p53 signal activation preclinical study to determine if ALRN-6924 has a differential effect on cancer cell lines with mutant p53 compared to WT p53. In the study, we measured the effect of ALRN-6924 in 312 cell lines across a variety of different cancers to compare the effect of ALRN-6924 in cell lines with mutant p53 and cell lines with WT p53. In all but two of the 207 mutant p53 cell lines, ALRN-6924 had no discernable effect, but 98 of the 105 WT p53 cell lines showed tumor cell death and seven of the 105 WT p53 cell lines did not show tumor cell death. Five of the seven WT p53 cell lines that did not show tumor cell death were derived from human papilloma virus-, or HPV, related cancers. We believe these HPV-derived cell lines were not responsive due to the presence of HPV-generated protein that destroys p53. By concentrating on WT p53 and responsive tumors, we believe we are better able to enrich for patient populations that may have a better chance of response to ALRN-6924. We used the results from this preclinical study to inform entry criteria in our ongoing Phase 1 All-comers trial. The figure below shows the results from this study.

Due to the fact that p53 plays a central role in a variety of signal transduction pathways, including cell cycle and apoptosis, which are critical to the treatment of cancer, we believe reactivation of p53 by ALRN-6924 can play an important role in combination therapy. We believe such combinations therapy could provide a greater anti-tumor response than single-agent treatment, and may minimize resistance to individual drugs. CDK4/6 inhibitors can induce apoptosis, senescence, and cell growth arrest via the retinoblastoma protein (Rb) pathway, which converges on the p53 pathway through interrelated mechanisms. Co-amplification of MDM2 and cyclin-dependent kinase 4, or CDK4, which are both located on chromosome 12, are oncogenic events. This suggests that combinations of MDM2-inhibitors such as ALRN-6924 and CDK4/6 inhibitors, including palbociclib, may be synergistic. In a preclinical in vitro study, we observed that the anticancer activity of palbociclib was enhanced when combined with ALRN- 6924 in SJSA1 osteosarcoma cancer cells. SJSA1 cancer cells harbor DNA amplification of both MDM2 and CDK4 genes. Treatment for 120 hours with ALRN-6924 alone inhibited cellular proliferation with an IC50 value of 0.04 µM, and treatment with palbociclib alone yielded an IC50 of 0.06 µM. IC50 refers to the concentration of an inhibitor required to inhibit a specific target by half. However, treatment with increasing concentrations of ALRN-6924 combined with palbociclib in a 1:1 ratio resulted in an improved IC50 of 0.02 µM, suggesting that there may be a synergistic complementarity of the two agents when dosed together. We observed that the combination treatment was also effective against SJSA1 cancer cells when ALRN-6924 was administered first and then washed out, in order to mimic its six-hour pharmacokinetic half-life in patients, prior to treatment with palbociclib. We believe that the sustained anti-proliferative effects of ALRN-6924 may be enhanced by palbociclib.

In Vivo

In our in vivo preclinical studies of ALRN-6924, we have studied the effects of ALRN-6924 in both solid tumors and hematological malignancies. In this study graphically depicted below, we evaluated the effect of ALRN-6924 administered by an intravenous injection in an MDMX-driven MCF-7 breast cancer xenograft model in mice. We further evaluated doses ranging from 1.25 mg/kg to 20 mg/kg, dosed twice weekly (BIW) over four weeks, to determine effect on tumor volume growth as measured by physical examination. ALRN-6924 showed statistically significant tumor growth inhibition at doses ranging from 5 mg/kg to 20 mg/kg 28 days after initiation of treatment. At 5, 10 and 20 mg/kg in this model, when measured against the control, we observed 55%, 84% and 102% tumor growth inhibition in each dose group, with 10%, 20% and 60% of individual mice demonstrating tumor shrinkage, respectively.

*

P-value is a conventional statistical method for measuring the statistical significance of scientific results. A p-value of 0.05 or less represents statistical significance, meaning that there is a 1-in-20 or less statistical probability that the observed results occurred by chance.

In a preclinical study, we used an MV(4;11) human leukemia xenograft model in mice to assess the ability of ALRN-6924 to inhibit tumor growth and improve overall survival in AML. In this study, we administered a 25 mg/kg dose of ALRN-6924 in six twice weekly doses and compared the results to mice treated with only cyclophosphamide, the control group. Mice were monitored individually for an endpoint of survival due to progression of leukemia. Because all ten mice that received the control exited the study between days 21 and 28, we believe that this study offered a sensitive assay for drug activity. Treatment with ALRN-6924 resulted in median overall survival of 40 days as compared to 22 days for untreated mice, an 82% increase for those receiving ALRN-6924. In our view, these results, among others, support our belief that ALRN-6924 may potentially have an effect in cancers with WT p53. The figure below shows the results of the preclinical study.

In another preclinical study, we tested the combination of ALRN-6924 and palbociclib in the MCF-7 mouse xenograft breast cancer model. In this study, MCF-7 cells were transplanted in mice which were then treated with ALRN-6924 alone once-weekly for 21 days, palbociclib alone once daily for 21 days, or a combination of the two agents. At the doses administered in this study, we observed that the combination of ALRN-6924 and palbociclib yielded 14% greater tumor growth inhibition and 31% longer time-to-progression than either single-agent alone.

Clinical Development of ALRN-6924

Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-induced bone marrow toxicity. Our first planned clinical trial to assess the myelopreservation opportunity will be in small cell lung cancer patients who will be treated with the chemotherapy topotecan.

We have conducted other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. For instance, we have conducted a single-agent Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS, and a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS. We have observed anticancer activity with ALRN-6924 in each of these trials. However, despite that activity, in light of our resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in myeloid cancers where seven drugs were approved for AML in the United States in the last two years, we have determined to cease enrollment in these trials and further clinical development for these indications at this time. We plan to present data from our AML/MDS trials in the fourth quarter of 2019.

Combination Trials:

A standard treatment practice in oncology is the use of multiple agents in combination regimens to improve patient outcomes. Since many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have expanded and advanced our non-clinical research to test a variety of approved drugs in combination with ALRN-6924 including cyclin-dependent kinase inhibitors, traditional chemotherapeutic agents and immuno-oncology agents for solid tumors and hematologic malignancies. We believe the mechanism of action and the safety profile of ALRN-6924 may provide potential benefits to cancer patients in combination with a wide variety of conventional and novel therapies.

We have observed the potential benefits of combining ALRN-6924 with other anti-cancer agents in combination therapy in preclinical studies. We have investigated the combination of more than 20 drugs with ALRN-6924 in in vitro studies, including drugs that target a variety of pathways mediated by p53, including mitogen-activated protein kinase, or MAPK, molecular target of rapamycin, or mTOR, and CDK4/6 inhibitors, and traditional chemotherapeutic agents, including demethylating agents, such as rituximab (Rituxan), obinutuzumab (Gazyva), palbociclib (Ibrance), everolimus (Afinitor), dabrafenib (Tafinlar), vemurafenib (Zelboraf), capecitabine (Xeloda) and triflurdine/tipiracil (Lonsurf). In each combination, with the exception of dexamethasone, which was expected to have no effect on ALRN-6924 activity, the selected drugs were additive or synergistic with ALRN-6924. To date, ALRN-6924 has not been found to diminish, or antagonize, the activity of any drug tested in combination.

Combination with Palbociclib (Ibrance) in MDM2-Amplified Tumors

In November 2018, we announced a collaboration with Pfizer to evaluate the combination of ALRN-6924 and palbociclib in patients with MDM2-amplified solid tumors. We determined to evaluate this combination based on the frequent co-existence of genetic aberrations, or gene copy amplifications for the MDM2 and CDK4 genes. Their corresponding proteins, MDM2 and CDK4, are believed to have a role in promoting tumor growth and are targeted and inhibited by ALRN-6924 and palbociclib, respectively. We believe that MDM2 amplification or MDM2/CDK4 co-amplification is present in approximately 2.5-3.5% of all human cancers. Tumors with the highest frequency of these genetic abnormalities include liposarcomas, sarcomas, urothelial cancers, lung cancers, gliomas and a number of other tumor types. In most MDM2-amplified or MDM2/CDK4 co-amplified tumors the p53 protein is not mutated. In January 2019, we commenced a Phase 2a trial of ALRN-6924 in combination with palbociclib in patients with MDM2-amplified tumors. We currently expect to report interim results from this trial in the second half of 2019. At this time, there are no approved therapies that specifically target MDM2 amplification or MDM2/CDK4 co-amplification, thus representing an opportunity to develop ALRN-6924 in this area of unmet medical need.

We believe our Phase 1 All-comers trial of ALRN-6924 in patients with solid tumors provided an initial indication of potential anti-tumor activity of ALRN-6924 in MDM2-amplified tumors. In this trial, we evaluated ALRN-6924 as a single-agent, and the patient population included ten patients with tumors harboring MDM2 amplifications. In those patients, we observed a preliminary dose-effect relationship for ALRN-6924. Patients receiving subtherapeutic doses (2-10 times lower than the recommended Phase 2 dose of ALRN-6924) did not appear to benefit from treatment. However, three patients with three different tumor types (liposarcoma, breast cancer and urothelial cancer) with MDM2-amplification were treated with ALRN-6924 doses that have resulted in pharmacodynamic effects of engaging the intracellular targets and reactivating p53 in patients. Two of these three patients treated with pharmacologically relevant ALRN-6924 doses had tumor shrinkage, including one durable confirmed partial response lasting more than two years, and one patient had progressive disease.

Our Phase 2a combination trial of ALRN-6924 and palbociclib in patients with tumors harboring MDM2 amplifications or MDM2/CDK4 co-amplifications is a multicenter, non-randomized trial which is designed to enroll up to 25 patients in the United States. The objectives of this trial include evaluation of safety, tolerability, and activity of the combination, including determination of the overall response rate, or ORR and other measures of activity. Most of the patients in this trial are expected to have liposarcomas, other sarcomas, glioblastomas, lung cancer, breast cancer and other cancers, according to the frequency of this genetic profile in the respective tumor types. Eligible patients must meet standard inclusion and exclusion criteria, must have exhausted reasonable standard treatments for their cancer and must have tumors harboring WT p53 as well as MDM2 amplification or MDM2/CDK4 co-amplification, diagnosed with a validated or approved assay. The combination treatment regimen includes administration of ALRN-6924 at 3.1 mg/kg on days 1, 8 and 15 of every 28-day treatment cycle. Palbociclib is administered at a dose of 100 mg daily on days 1-21 of every 28-day treatment cycle. A safety evaluation will be conducted after the first six to eight patients have been enrolled and treated for a minimum of one treatment cycle.

Myelopreservation with ALRN-6924 to protect against chemotherapy-induced bone marrow damage in patients with small cell lung cancer

Many cancer patients experience clinically significant decreases in white and red blood cells, as well as platelets, or cytopenias, caused by the malignant disease and/or the treatment of the malignant disease. Cytopenias are managed with transfusions or with stimulating factors that induce increased production of white and red blood cells, as well as platelets and therefore allow the bone marrow function to improve or recover following treatment with anti-cancer drugs, which we refer to as “myelopreservation.”

Recent data from G1 Therapeutics Inc. that was presented at the 2018 annual conference of the European Society for Medical Oncology (ESMO) demonstrated that pharmacologically induced cell-cycle arrest in normal bone marrow cells could significantly reduce the frequency, intensity and duration of hematological side effects such as anemia or neutropenia in patients receiving chemotherapy for treatment of small cell lung cancer.

We believe there is a significant opportunity for the use of ALRN-6924 as a myelopreservative agent. In preclinical research studies ALRN-6924 successfully activated WT p53 and induced cell-cycle arrest in normal tissues, including bone marrow cells, and tumors in a dose and schedule dependent manner but ALRN-6924 did not induce apoptosis or cell-cycle arrest in mutant p53 cancers. Bone marrow toxicity is the dose limiting toxicity of many chemotherapeutics, and cell-cycle arrest has been shown to reduce bone marrow toxicity. ALRN-6924 also induced cell-cycle arrest in normal tissues in these preclinical studies, including the WT p53 harboring bone marrow, when administered at the appropriate dose and schedule. As such, we believe ALRN-6924 may serve as a myelopreservative agent in bone marrow cells, while having no effect on the cell cycle of mutant p53 cancers. Therefore, rapidly-dividing cancer cells will remain fully susceptible to bone marrow-toxic chemotherapy. We plan to start enrolling patients in a Phase 1b/2 trial ofALRN-6924 in September of 2019 in patients with small cell lung cancer who are treated with topotecan to assess ALRN-6924 as a myelopeservative agent protecting against chemotherapy-induced bone marrow toxicity.

Phase 1 All-comers Clinical Trial in Advanced Solid Tumors or Lymphomas

We have completed enrollment in our single-agent ALRN-6924 Phase 1 All-comers trial for patients with advanced solid tumors or lymphomas. Several patients in this trial have achieved durable tumor responses, and as of March 1, 2019, two patients remained on therapy with ALRN-6924.

In the trial, ALRN-6924 is administered by intravenous infusion in patients with advanced solid tumors or lymphomas that are refractory to or intolerant of standard therapy or for which no standard therapy exists. We initiated the trial in October 2014 and completed enrollment in January 2017 with a total of 71 patients enrolled. Of the 71 enrolled, 67 patients had solid tumors and four patients had lymphomas, with a total of 24 different tumor types. The trial was designed to determine the recommended Phase 2 dose, to evaluate the safety, tolerability and PK of ALRN-6924 and to provide a preliminary assessment of anti-tumor activity. Treatment of patients in the trial continues until documentation of progressive disease, unacceptable toxicity or patient or physician decision to discontinue study medication. Four patients in this trial achieved a durable tumor response and were on treatment for more than two years each, and two remain on study.

The trial used a “3+3” dose escalation design. For the first two dose levels, patients received ALRN-6924 once a week for three consecutive weeks over a 28-day cycle. After the first two dose levels, patients were included in one of two arms. In Arm A, patients receive ALRN-6924 once a week for three consecutive weeks over a 28-day cycle (days 1, 8 and 15), with doses ranging from 0.64 mg/kg to 4.4 mg/kg. Patients in Arm B receive a lower dose level twice a week for two consecutive weeks over a 21-day cycle (days 1, 4, 8 and 11), with doses ranging from 0.32 mg/kg to 2.7 mg/kg. Arm A, with its less frequent dosing and higher peak levels of ALRN-6924, and Arm B, with its more frequent dosing and more continuous exposure to ALRN-6924, provided us with PK information, safety profiles and preliminary clinical activity data that informed the dose selection for our Phase 2a PTCL trial. Starting with the fourth dose level (1.25 mg/kg in Arm A and 0.53 mg/kg in Arm B), patients were required to test positive for WT p53 through next-generation sequencing in order to participate in the trial and patients who had cancers with known HPV, association were excluded from enrollment because HPV is known to destroy WT p53. Because we started dosing at relatively low dose levels, the protocol did not require patients in the first three dose levels to have WT p53 or have cancers that are not associated with HPV.

To determine tumor p53 mutation status, we relied upon commercially available third-party assays and a central laboratory to conduct next generation sequencing on archived tumor tissue samples or fresh biopsy samples from patients taken prior to enrollment. Based on the results of the trial, we concluded that the recommended Phase 2 dose and dosing schedule for ALRN-6924 was administration of a 3.1 mg/kg infusion once per week on days 1, 8 and 15 of a 28-day treatment cycle.

Of the 71 patients enrolled in the trial, 63 were evaluable. Of these 63 evaluable patients, 30 patients (or 48%) demonstrated disease control, including two patients who achieved complete responses, two patients who achieved partial responses and 26 patients who achieved stable disease, with 46% of the stable disease patients experiencing shrinkage of their tumors. For the patients to be evaluable, they had to have received at least one dose of ALRN-6924 and have undergone at least one tumor imaging with computed tomography per protocol post-baseline or have experienced clinical progression as determined by the investigator without formal imaging. Of the 71 enrolled patients, eight patients were not evaluable because they had discontinued treatment without an efficacy assessment, including two patients who discontinued treatment due to adverse events, three patients who discontinued treatment due to noncompliance, and three patients who withdrew their informed consent.

We also evaluated the anti-tumor activity in our Phase 1 All-comers trial in a subset of WT p53 patients who were treated at doses of at least 0.8 mg/kg, which, based on pharmacodynamic evaluations, we believe to be the minimal clinically relevant dose in this trial. Consequently, we excluded patients who were mutant p53 patients and patients who received doses at one of the three lowest dose levels in the trial of ALRN-6924 from the efficacy analysis. In this figure, the percent change in tumor volume for each evaluable patient is plotted from highest to lowest value, or worst to best response, and each bar of the histogram colored by the best overall response measure for that patient per RECIST 1.1 or International Working Group (Cheson 2014), or IWG 2014 criteria. In this subset of 41 evaluable patients, 39 are represented in the “waterfall” plot below as two patients with clinical or objective evidence of disease progression did not receive a scan. Further, 24 of these 41 evaluable patients (or 59%) demonstrated disease control in at least one scan following the start of ALRN-6924 treatment, including two patients who achieved complete responses, two patients who achieved partial responses, and 20 patients who achieved stable disease, with 55% of the patients with stable disease experiencing shrinkage of their tumors.

ALRN-6924 was well tolerated by patients in our ongoing Phase 1 All-comers trial. Adverse events were reported in all 71 patients (100%), and 29 (41%) had adverse events of grade 3 or 4. The most common adverse events were nausea, vomiting and fatigue. Seven patients reported a total of nine serious adverse events which were deemed possibly, probably or definitely related to ALRN-6924 by the investigators. Notably, hematologic toxicity was mild. Fewer than 10% of patients with solid tumors had any National Cancer Institute’s Common Toxicity Criteria, or NCI CTC, Grade thrombocytopenia or neutropenia; no patients had thrombocytopenia of NCI CTC Grade 3 or higher, and two patients had neutropenia Grade 3 or 4 (one each).

Peripheral T-Cell Lymphoma

We conducted a Phase 2a open label, multi-center clinical trial of ALRN-6924 in WT p53 patients who have relapsed/refractory PTCL after at least one prior systemic chemotherapy. In determining to evaluate ALRN-6924 in PTCL, we considered our preclinical results, data from our Phase 1 All-comers trial, and published literature regarding the role of p53 in T-cell related malignancies.

We initiated the trial in August 2016 and completed enrollment in December 2018 with a total of 35 patients enrolled. As of March 25, 2019, three patients remain on study. We conducted the Phase 2a PTCL trial to provide preliminary insight into the responsiveness of this patient population to ALRN-6924, to evaluate its safety and confirm the optimal dosing regimen. The primary endpoint of this trial was overall response rate as well as the safety and tolerability of ALRN-6924 in relapsed/refractory PTCL patients. Important secondary endpoints were the duration of response, progression-free and overall survival as well as time-to-response. Treatment of patients continued until documentation of unacceptable toxicity or patient or physician decision to discontinue therapy, or disease progression that is either symptomatic, rapidly progressive, required urgent intervention, or associated with a decline in performance status.

In this trial, ALRN-6924 was administered by intravenous infusion in patients with refractory or relapsed peripheral T-cell lymphoma who failed previous treatments for that disease. Tumor response by positron emission tomography/computed tomography scans were evaluated by investigators and by an independent radiologist, using IWG 2014 and International Working Group (Cheson 2007), or Modified Cheson 2007 criteria, respectively.

We presented preliminary/interim data at the 60th Annual Meeting of the American Society of Hematology in December 2018. ALRN-6924 was well-tolerated by patients in this Phase 2a trial and its safety profile was consistent with the profile observed in our Phase 1 All-comers trial.

As of October 8, 2018, the data cutoff date for the presentation, the tumor response rates in evaluable patients treated on the weekly dosing schedule (N=14 IWG 2014 criteria; N=15 Modified Cheson 2007 criteria; defined as patients with WT p53, at least one dose of ALRN-6924, and at least one post-baseline scan or non-radiographic disease progression) were 21% and 27%, for IWG 2014 and Modified Cheson 2007 criteria, respectively. The PTCL patients in the trial had a median of four prior therapies. Nevertheless, we achieved a response rate that we believe is generally in line with the overall response rates reported for other agents approved for second line treatment in this patient population.

Based on these results, we believe ALRN-6924 has established single-agent proof-of-concept in PTCL, showing complete and partial remissions for single-agent therapy along with a favorable safety profile. Given the competitive landscape in this very rare disease with three drugs already approved and three more drugs in Phase 3 clinical trials or entering Phase 3 clinical trials, we made the strategic decision to not further develop ALRN-6924 for the treatment of PTCL.

AML/MDS single-agent ALRN-6924

AML is a cancer of the myeloid line of blood cells, characterized primarily by the rapid growth of abnormal white blood cells that build up in the bone marrow and interfere with the production of normal blood cells. The American Cancer Society, or ACS, estimates for 2019 that there will be 21,450 new cases of AML and 10,920 deaths from AML in the United States. MDS is a group of diverse bone marrow disorders in which the bone marrow does not produce enough healthy blood cells. MDS is often referred to as a “bone marrow failure disorder”. The Leukemia and Lymphoma Society estimated that there are 14,275 new MDS cases each year in the United States. AML and MDS are often treated similarly in clinical practice because both disorders can originate from the same cell type and have numerous other features in common. As a result, it is difficult to distinguish between AML and MDS. Irrespective of diagnostic challenges, about one-third of MDS patients progress to AML.

We conducted a Phase 1 open label, multi-center clinical trial of ALRN-6924 as a single agent for the treatment of AML or MDS patients whose cells contain WT p53.

The trial intended to establish the recommended Phase 2 dose of ALRN-6924 as a single agent in patients with AML or MDS, to evaluate the safety, tolerability and PK of ALRN-6924 in patients with AML or MDS and to provide a preliminary assessment of anti-leukemic activity. The trial used a 3+3 dose escalation design.

We initiated this Phase 1 trial in August 2016 and ceased enrollment in December 2018 with a total of 27 patients enrolled. ALRN-6924 was administered as a single agent by intravenous infusion in patients with relapsed or refractory AML or MDS according to WHO criteria, who were not responsive to, were intolerant of, or had shown progression after hypomethylating agents. Two ALRN-6924 dosing regimens were evaluated: once-weekly dosing on days 1, 8 and 15 of a 28-day treatment cycle, and three-times-per week dosing on days 1, 3, 5, 8, 10 and 12 of a 21-day treatment cycle. The doses of ALRN-6924 ranged from 3.1 to 5.8 mg/kg for the once-weekly dosing regimen, and 2.7 to 3.8 for the three-time-per week dosing regimen. After the first cohort of three patients cleared safety review committee oversight at the 2.7 mg/kg dose, three new patients were enrolled at 3.8 mg/kg, the next dose level per protocol. One of those three patients died of tumor lysis syndrome related to treatment with ALRN-6924. We reported the death to the FDA and after the death, we dosed three additional patients at the 2.7 mg/kg dose level as per trial protocol.

While none of the AML or MDS patients treated with ALRN-6924 as a single agent achieved a hematologic response or improvement based on IWG criteria for MDS (Cheson 2006) or AML Response Criteria for AML (Dohner 2010, Appendix F), several of the AML patients had disease stabilization and remained on treatment for up to seven cycles.

Combination with Cytarabine (Ara-C) in AML/MDS

We are evaluating ALRN-6924 in high-risk MDS patients in combination with Ara-C in a Phase 1/1b trial. These MDS patients are diagnosed according to the World Health Organization classification, or WHO criteria, and have either progressed after treatment with hypomethylating agents or are intolerant or unresponsive to them. We initiated this trial in August 2016 and, ceased enrollment in the trial in February 2019 with 28 patients in this trial consisting of 22 patients in the dose escalation and six patients in the dose expansion portions of the study. Patients are being treated with ALRN-6924 dosed on a weekly regimen on days 1, 8 and 15 of a 28-day treatment cycle. Cytarabine is administered on a weekly regimen on days 1, 8 and 15 of a 28-day treatment cycle. The doses of ALRN-6924 ranged from 3.1 to 4.4 mg/kg, and the doses of cytarabine ranged from 100 to 200 mg/m2.

The trial is intended to establish the recommended Phase 2 dose of ALRN-6924 in combination with cytarabine in patients with AML or MDS, to evaluate the safety, tolerability and PK of ALRN-6924 in patients with AML or MDS, and to provide a preliminary assessment of anti-leukemic activity. The trial uses a 3+3 dose escalation design.

We presented preliminary data from this trial at the 60th Annual Meeting of the American Society of Hematology in December 2018. In these data, as of October 8, 2018, the data cutoff date for the presentation, a preliminary signal of clinical activity was observed in five of six evaluable MDS patients treated at the highest ALRN-6924 and cytarabine dose levels (4.4 mg/kg and 200 mg/m2, for ALRN-6924 and cytarabine, respectively). Three patients achieved a bone marrow complete response, two patients experienced hematologic improvements in platelets and/or neutrophils, and one patient responded sufficiently to proceed to stem-cell transplant after treatment in the trial. In addition, one patient had disease stabilization.

On the basis of this data, we determined to enroll additional high-risk MDS patients into an expansion cohort of this trial at the highest dose levels (4.4 mg/kg of ALRN-6924 and 200 mg/m2 of cytarabine). However, in light of our resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in myeloid cancers, we have determined to cease enrollment in this trial and further clinical development for these indications at this time. We plan to continue to conduct preclinical research to explore whether alternative dose and schedule strategies for ALRN-6924 in AML and MDS can improve the activity of ALRN-6924 and warrant resumption of clinical development for these indications. We plan to present data from this trial in the fourth quarter of 2019.

Investigator-Sponsored Trials

Principal investigators at two world-class cancer centers have initiated three investigator sponsored trials of ALRN-6924. In November 2018, we provided support to the Dana-Farber/Boston Children’s and Blood Disorder Center to initiate an investigator sponsored trial for pediatric patients with solid tumors to receive ALRN-6924 as a single agent and an investigator sponsored trial for pediatric patients with acute leukemia to be treated with a combination of ALRN 6924 and cytarabine. We also provided support to The University of Texas MD Anderson Cancer Center to conduct an investigator sponsored Phase 1b study of ALRN-6924 in combination with paclitaxel in WT TP53 advanced or metastatic solid tumors including estrogen-receptor positive breast cancer. We do not have control or influence on the conduct, timelines or readouts from investigator sponsored trials. We expect the results to be presented at scientific conferences and published in scientific journals in the future.

Next Generation WT p53 Reactivators

We intend to leverage the knowledge we have obtained from our ALRN-6924 development program to develop next-generation p53-reactivating stabilized peptides. We believe that specific changes in the chemical structures of our stabilized peptides may create peptides with varying affinities to MDM2 and MDMX, enabling better targeting of cancers that are more dependent on one or the other p53 suppressor protein. In addition to novel chemical and anti-tumor properties, our next-generation p53 program may also yield new chemical entities, or NCEs, with differential PK and safety profiles relative to ALRN-6924.

Other Targets

Based on our preclinical research, along with third-party scientific publications, we believe that stabilized cell-permeating peptides may be effective against a variety of cancer targets, as well as targets in other therapeutic areas, such as infectious, metabolic and autoimmune diseases. Pathways that incorporate protein-protein interactions with an alpha helix, and that, therefore, may be amenable to our approach and the focus of our future research may include transcriptional factors and signaling proteins, such as Ras, which is implicated in colorectal cancer, lung cancer and pancreatic cancer, Myc, which is implicated in breast cancer and colorectal cancer, ß-Catenin, which is implicated in colorectal cancer, gastric cancer, hepatocellular carcinoma, cholangiocarcinoma, melanoma and breast cancer, among others, the Bcl family of proteins, which are implicated in hematologic cancers such as AML, MDS, NHL as well as melanoma, lung cancer and breast cancer, among others and HIF-α, which is implicated in renal cancer.

Since our inception, we have created and evaluated over 10,000 cell-permeating peptides against multiple targets in a variety of therapeutic areas. We believe that a number of these molecules and targets warrant further study and development and could, in the future, contribute to a pipeline of novel therapeutics. Subject to our resources, we intend to continue to make selective investments into early research programs as part of our ongoing research. Where we believe it will be beneficial to the success of the program, we also expect to seek academic and industry collaborations to advance this work.

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

We have agreed to purchase all of our olefin metathesis catalyst compositions, which are used in the manufacturing process to cross-link, or “staple,” our API precursors into the final stapled peptides, under a license agreement with Materia, Inc. which has later merged with Umicore Precious Metals Chemistry USA, LLC, or Umicore. If Umicore is unable to meet our requirements for such olefin metathesis catalyst compositions in terms of amount or delivery date, then under the license agreement, we are permitted to procure such olefin metathesis catalyst compositions from a third party until such time that Umicore can meet our requirements.

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

Companion Diagnostic

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 and/or MDM2-amplified cancer patients, we may be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 and/or MDM2-amplified status, or develop such a diagnostic ourselves or in collaboration with a third party, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify WT p53 and/or MDM2-amplified status.

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

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or other complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

MDM2-amplified tumors

Amplification of the MDM2 gene is a genetic aberration present in approximately 2.5 – 3.5% of all cancers. Cancers that most frequently harbor this genetic aberration include sarcomas, glioblastomas, urothelial, stomach, lung, and breast cancers and melanoma. Cancers that harbor MDM2 amplification rarely have co-existent mutations in p53.

MDM2 amplification is diagnosed with commercially available genetic  assay, such as FoundationOne CDx. We are not aware of any approved cancer therapy directed specifically against this genetic aberration. However, there are drugs approved to treat these tumors, as well as drugs in clinical development for the treatment of these tumors.

Myelopreservation

G-CSF or Granulocyte-colony-stimulating-factor, also known as colony-stimulating-factor 3 (CSF 3), is a glycoprotein that stimulates the bone marrow to produce granulocytes and stem cells and release them into the bloodstream. Platelet growth factors or thrombopoietin (TPO) receptor agonists, including romiplostim (Nplate) and eltrombopag (Promacta/Revolade), stimulate megakaryocytes in the bone marrow and increase platelet production. Erythropoietin, also known as hematopoietin or hemopoietin, is a glycoprotein cytokine secreted by the kidney in response to cellular hypoxia and it stimulates red blood cell production, or erythropoiesis, in the bone marrow. Additionally, blood products such as donated red blood cells and platelets can be transfused to patients with anemia and thrombocytopenia, respectively.

While these supportive care measures are widely used in the medical management of cancer patients who experience cytopenias, numerous scientific publications suggest the possibility that those drugs may stimulate cancer cells and contribute to cancer therapy resistance and aggressiveness. In addition, these growth factors are often used once cytopenias are diagnosed and patients are at risk of infection and bleeding.

Novel and optimized supportive care drugs should ideally address both considerations by having mechanisms of action that are specific for normal cells (thus rendering cancer cells insensitive to their action) and ideally should prevent the onset of cytopenia rather than improving the recovery of the bone marrow.

We believe ALRN-6924 with its specific mechanism of p53 release is positioned to address both requirements. When used in patients with cancers harboring p53 mutations, ALRN-6924 is expected to release functional p53 in normal cells only, and thus functionally not affect cancer cells. Due to lack of effect in cancer cells, ALRN-6924 could be used safely in a prophylactic manner, mitigating and reducing cytopenias caused by anti-cancer drugs.

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

Patent Portfolio

As of January 31, 2019, we owned or had an exclusive license to at least 47 U.S. patents, at least 44 pending U.S. provisional or non-provisional patent applications, at least 198 foreign patents and at least 147 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. In addition, within our patent portfolio, as of January 31, 2019, we owned or had an exclusive license to at least 21 U.S. patents, at least 14 pending U.S. provisional or non-provisional patent applications, at least 95 foreign patents and at least 90 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2037, in each case without taking into account any possible patent term adjustment or extensions. More specifically, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2020 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033, in each case without taking into account any possible patent term adjustments or extensions. Lastly, within our patent portfolio, as of January 31, 2018, at least 14 U.S. patents, at least 4 pending U.S. non-provisional patent applications, at least 110 foreign patents and at least 15 foreign patent applications are licensed to us by President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Materia and other third parties pursuant to our license agreements with such parties.

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

As of December 31, 2018, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $4.6 million. We are obligated to pay annual maintenance fees totaling $145,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

Materia License Agreement

In December 2006, we entered into a license agreement with Materia. Pursuant to the agreement, Materia granted us a non-exclusive worldwide license, with the right to sublicense, under certain of its patents and patent applications covering olefin metathesis catalyst compositions, to develop, make, have made, use, sell, offer for sale, import and export certain conformationally restricted peptides, which are crosslinked, or “stapled,” peptides, for the prevention, diagnosis, treatment or control of any human or animal disease, disorder or condition. Materia subsequently assigned the license agreement to Umicore, and Umicore agreed to continue to supply ALRN-6924 under the agreement.

During the term of the agreement, we have agreed to purchase all of our olefin metathesis catalyst compositions from Umicore at agreed prices, subject to potential cost-based increases over time. If Umicore is unable or unwilling to meet our requirements for such olefin metathesis catalyst compositions in terms of amount or delivery date, then a process is provided by which we can procure such olefin metathesis catalyst compositions from a third party until such time that Umicore can meet our requirements and notifies us in writing.

As of December 31, 2018, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, of $850,000. We are obligated to pay Umicore an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay to Umicore up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Umicore tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

Either party may terminate the agreement upon material breach by the other party under the agreement if the breaching party does not cure such breach within a specified notice period. We may also terminate the agreement at any time with specified prior notice to Umicore.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, pricing, reimbursement, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

Following commencement of a clinical trial under an IND, based upon reported safety-related information, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on additional information provided by the sponsor correcting deficiencies or addressing safety concerns, thereby satisfying the FDA that the investigation can proceed.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Pediatric Studies

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, which for federal fiscal year 2019 is $2,588,478, unless a partial or full fee waiver is granted as may occur for the first NDA of a small business or an NDA for drug intended to treat a rare, or “orphan” disease. The sponsor of an approved NDA may also be subject to an annual program fee, which for fiscal year 2019 is $309,915 per product, per approved indication up to 5 indications.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

Pediatric Exclusivity

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

In April 2014, the European Union passed a new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new European Union clinical trials legislation was passed as a regulation that is directly applicable in all European Union member states without the need for implementation into the member states’ national laws. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation is not expected to become applicable until later in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA.

For example, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the current administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs

For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services (HHS) will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislation and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Department of Health and Human Services (HHS) is expected to: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expending outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of December 31, 2018 we had 23 full-time employees, including a total of 10 employees with M.D. or Ph.D. degrees. Of these full-time employees, 16 employees are engaged in research and development and 7 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. Our principal executive office is located at 490 Arsenal Way, Suite 210, Watertown, MA 02472, and our telephone number is (617) 995-0900.

Information Available on the Internet

Our internet website address is http://www.aileronrx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendment to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs and future commercialization efforts, or take other actions that could adversely affect our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We will be required to expend significant funds in order to advance the development of, conduct clinical trials of, and seek marketing approval for, our lead product candidate, ALRN-6924, as well as any other product candidates we may develop. If we are able to obtain marketing approval for ALRN-6924 or for any of our product candidates in the future, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. We also expect to continue to incur additional costs associated with operating as a public company.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $20.7 million as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. On March 28, 2019, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds of approximately $26 million, before deducting placement agent fees and offering expenses. We believe that with the proceeds of the private placement, our cash, cash equivalents and investments will enable us to fund our operating expenses into the fourth quarter of 2020. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We do not believe that our cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our current operations for at least 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. On March 28, 2019, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses. We plan to address this condition through the sale of common stock in public offerings and/or private placements, through other capital sources, including collaborations with other companies or other strategic transactions, including the securities purchase agreement we entered into on March 28, 2019. If our private placement does not close on a timely basis or at all and we are otherwise unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

As our company grows, we expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing may also require a substantial amount of time and attention from our management team and could divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We may seek one or more collaborators for future development of our product candidates for one or more indications. However, we may not be able to enter into such collaborations on suitable terms, on a timely basis, or at all. Even if we are able to raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds when needed, we may be required to delay, reduce and/or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We were incorporated in 2001 and commenced principal operations in 2006. We are an early-stage company, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our stabilized cell-permeating peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. All of our product candidates other than ALRN-6924 are in preclinical research. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

As a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. In the future, we may need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to obtain product approvals or generate significant commercial revenues, our business will be materially harmed.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $31.6 million and $22.6 million for the years ended December 31, 2018 and 2017, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop, obtain approval for and eventually commercialize a drug or drugs with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and establishing and managing any collaborations for the development, marketing and/or commercialization of our product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

ALRN-6924 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote ALRN-6924, or any other product candidates, before we receive marketing approval from the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of ALRN-6924 will depend on several factors, including the following:

•	successful and timely completion of our ongoing clinical trials of ALRN-6924;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for both ALRN-6924 and any required companion diagnostic from applicable regulatory authorities;
•	the performance of our current and future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;
•	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

We have concentrated our efforts and therapeutic product research on stabilized cell-permeating alpha-helical peptide technology, and our future success depends on the successful development of this technology and products based on our proprietary peptide technology. Neither we nor any other company has received marketing approval to market therapeutics utilizing cell-permeating peptides. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Very few drug candidates based on these discoveries have ever been tested in animals, and development of an earlier stabilized cell-permeating peptide product candidate by us was suspended following a clinical trial due to the anticipated costs of required reformulation. Peptides, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent molecular properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into peptides. We may spend large amounts of money trying to introduce these properties, and never succeed in doing so. In addition, our stabilized cell-permeating peptide product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize products based upon our technological approach, we will not become profitable and the value of our common stock will decline. Further, our focus on stabilized cell-permeating peptide technology as opposed to multiple technologies increases the risks associated with the ownership of our common stock. If our approach is not successful, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to successfully identify and implement an alternative product development strategy.

Moreover, we believe our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research. As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on all target cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

We are currently pursuing the development of ALRN-6924 in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.

We are currently pursuing the development of ALRN-6924 in combination with other approved therapeutics. In the future, we may commence additional clinical trials of ALRN-6924 in combination with other approved therapeutics, including, if our ongoing trials are successful, later stage clinical trials of ALRN-6924 in combination with approved therapeutics.

We did not develop or obtain regulatory approval for, and we do not manufacture or sell, any of these approved therapeutics. In addition, these combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of our product candidates when used as a single agent, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

If the FDA revokes its approval of any of these therapeutics, we will not be able to continue clinical development of or market ALRN-6924 or any other product candidate in combination with such revoked therapeutic. If safety or efficacy issues arise with these or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if these therapeutics were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating ALRN-6924, or any other product candidate, in combination with such therapeutic. If manufacturing, cost or other issues result in a supply shortage of these therapeutics or any other combination therapeutics, we may not be able to complete clinical development of ALRN-6924 on our current timeline or at all, or any other product candidate we may develop in the future.

In addition, we may need, for supply, data referencing or other purposes, to collaborate or otherwise engage with the companies who market these approved therapeutics. If we are unable to do so on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.

Even if ALRN-6924 or any other product candidate were to receive regulatory approval and be commercialized for use in combination with an approved therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in ALRN-6924 or any such other product candidate, if approved, being removed from the market or being less successful commercially.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We may also determine to discontinue development of our product candidates for certain indications for a variety of other strategic reasons. For example, we have decided not to further develop ALRN-6924 for the treatment of PTCL.

We have multiple clinical trials of ALRN-6924 currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of ALRN-6924, such event could adversely affect our other clinical trials of ALRN-6924. Moreover, there is a relatively limited safety data set for product candidates utilizing stabilized cell-permeating peptides or that are designed to reactivate p53. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a product candidate utilizing stabilized cell-permeating peptides or that is designed to reactivate p53, such as the small molecules in development that target the p53-MDM2 interaction, could adversely affect our clinical trials of ALRN-6924.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. We do not yet know exactly how many patients will have the genetic profile that ALRN-6924 or other future product candidates are designed to address. In particular, because our clinical trials of ALRN-6924 are focused on indications with small patient populations and are targeted at a subset of patients in such indications with cancer cells that contain WT p53 or WT p53 with MDM2 amplifications, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. We have reported the death to the FDA, and after an evaluation of the probable cause of the death, dosed an additional four patients at the 2.7 mg/kg dose level as per trial protocol. We were cleared by the safety review committee to enroll our next patients at the 3.3 mg/kg dose level. However, we have determined to cease enrollment of patients in the trial. If any of our product candidates, either as a single agent or in combination, are associated with adverse events or undesirable side effects or have properties that are unexpected such as the death we observed in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53 and/or MDM2-amplified cancer patients, the FDA may, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we would need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 and/or MDM2-amplified status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify WT p53 and/or MDM2-amplified status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. For instance, we have conducted clinical trials of ALRN-6924 for the treatment of PTCL, AML and MDS and, in part, due to commercial developments, have ceased clinical development of ALRN-6924 for those indications. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may not be successful in our efforts to identify or discover additional potential product candidates.

One element of our strategy is to leverage our proprietary stabilized cell-permeating peptide platform to develop additional product candidates across oncology and other diseases with unmet medical need. We may not be successful in doing so. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

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

Although we currently plan to retain all commercial rights to ALRN-6924 and our other cell-permeating peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other stabilized cell-permeating peptide product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to ALRN-6924 and our other stabilized cell-permeating peptide product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and our other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

During the course of business we have decided not to pursue certain products or processes and have terminated certain corresponding intellectual property license agreements or removed certain intellectual property from current license agreements, and we may do so again in the future. If it is later determined that our activities or product candidates infringe this intellectual property, then we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption

We, or any future collaborators, may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity many not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In April 2017, the FDA granted orphan drug designation to ALRN-6924 for use in the treatment of AML. We may also seek orphan drug designations for ALRN-6924 for other indications, or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

Recently enacted and future legislation may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any product candidates for which we, or they, obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any FDA approved product.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we, or any future collaborators, may receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, was enacted. Among the provisions of the ACA of potential importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates that are approved for sale, are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•

expansion of federal healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices (and 70% starting January 1, 2019);
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, each chamber of the U.S. Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the current administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the current administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

We may seek to obtain certain regulatory designations for ALRN-6924 or one or more of our other product candidates. We may not receive such designations, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek to obtain breakthrough therapy designation, fast track designation, or priority review designation for ALRN-6924 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. FDA fast track designation is possible for drugs intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. In addition, if the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Such regulatory designations are within the discretion of the FDA, and the FDA may not approve any application that we submit. Even if we were to obtain breakthrough designation or fast track designation, the FDA may subsequently withdraw such designation if the FDA determines that the designation no longer meets the conditions for qualification or is no longer supported by data from our clinical development program. In addition, receipt of any such designations may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures, and does not assure ultimate approval by the FDA of any drug candidates so designated.

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

We are highly dependent on Manuel Aivado, M.D., Ph.D., our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Our agreements with Dr. Aivado and other key employees do not prevent them from terminating their employment with us at any time. Replacing our executives or other key employees may be extremely difficult, and may take an extended period of time due to the intense competition for qualified personnel in our industry and the limited number of individuals who have the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. We do not maintain “key person” insurance for any of our executives or other employees. Accordingly, the loss of the services of Dr. Aivado or any other senior member of our management and scientific teams could impede the achievement of our research, development and commercialization objectives, and harm our business.

Recruiting and retaining qualified personnel in the scientific and clinical fields is also critical to our success. The pool of qualified candidates is limited, and competition in the life sciences industry, particularly the Greater Boston area, is intense. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. We may be unable to hire, train, retain or motivate additional key personnel on acceptable terms given the degree of competition for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to expand our organization through the hiring of a number of additional employees, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage this future growth, we must continue to implement and improve our managerial, operational and financial systems, periodically assess the adequacy of our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our leadership team in managing a company’s growth, we may not be able to effectively manage an expansion of our operations or recruit and train additional qualified personnel. In addition, a physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or overall business operations.

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed or halted. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could also be required to expend significant amounts of money and other resources to repair or replace information systems or networks.

Risks Related to Our Common Stock

Our executive officers and directors and entities associated or affiliated with our executive officers and directors may have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 23, 2019, our executive officers and directors and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially own shares representing approximately 21% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile. During the period from June 28, 2017 to March 23, 2019, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.71 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company,” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. Any failure to maintain effective internal control over our financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, continue to engage outside consultants, and follow a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had federal net operating loss carryforwards of $157.6 million, of which $2.5 million will, if not utilized, begin to expire in 2029. As of December 31, 2018, we had state net operating carryforwards of $153.1 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively, will, if not utilized, begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 23, 2019, we had 14,867,868 shares of common stock outstanding. The holders of an aggregate of approximately 5,000,000 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In connection with the private placement, we entered into a registration rights agreement, pursuant to which we agreed to register for resale the shares to be purchased in the private placement and shares issuable upon exercise of warrants to be issued in the private placement. Under this agreement, we agreed to file a registration statement covering the resale of shares by the purchasers within 30 days following the closing of the private placement. We have registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 18,768 square feet of office and laboratory space at our corporate headquarters in Watertown, Massachusetts. The lease commenced August 2018, and has an initial term of eight years. In addition, we have an option to extend the lease for one additional five-year period following the initial term. We believe that our existing facilities are adequate for our current needs

Item 3. Legal Proceedings.

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

Holders of Our Common Stock

As of March 23, 2019, there were approximately 47 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

We received aggregate net proceeds from the offering of $50.0 million, after deducting underwriting discounts and commissions of $3.9 million and offering expenses of $2.4 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of December 31, 2018, we have used $29.3 million of the net proceeds from our initial public offering to fund ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, Phase 2a trial for the treatment of PTCL, Phase 1 trial for the treatment of AML/MDS as a single agent and Phase 1b trial for the treatment of AML/MDS in combination with Ara-C, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 6. Selected Financial Data.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. Our lead product candidate, ALRN-6924, is a cell-permeating peptide that disrupts the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, we believe that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for a wide variety of cancers.

Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-induced bone marrow toxicity. Our first planned clinical trial to assess the myelopreservation opportunity will be in small cell lung cancer patients who will be treated with the chemotherapy topotecan.

We have conducted other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. For instance, we have conducted a single-agent Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS, and a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS. We have observed anticancer activity with ALRN-6924 in each of these trials.  However, despite that activity, in light of our resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in myeloid cancers where seven drugs were approved for AML in the United States in the last two years, we have determined to cease enrollment in these trials and further clinical development for these indications at this time. We plan to present data from our AML/MDS trials in the fourth quarter of 2019.

We were incorporated in 2001 and commenced principal operations in 2006. We have substantially devoted all of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

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

Prior to the IPO, we financed our operations through private placements of preferred stock and, to a lesser extent, from payments received under a collaboration agreement. From our inception through December 31, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $31.6 million and $22.6 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $168.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidate for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2018, we had cash, cash equivalents and investments of $20.7 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments at December 31, 2018 will be sufficient to fund operations for at least twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K.

On March 28, 2019, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses. We plan to address the existence of substantial doubt through the sale of common stock in public offerings and/or private placements, through other capital sources, including collaborations with other companies or other strategic transactions, including the securities purchase agreement we entered into on March 28, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	third-party license fees;
•	costs related to compliance with regulatory requirements; and
•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs and milestone payments made under our licensing arrangements by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in employee, facility and other development expenses in the table below. Employee, facility and other expenses also includes internal research relating to non-clinical and pipeline compounds in oncology and non-oncology indications.

The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2018	2017
ALRN-6924 and p53 program	$10,730	$8,755
Other early-stage development programs	336	232
Employee, facility and other development expenses	7,382	5,252
Total research and development expenses	$18,448	$14,239

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development expenses in the foreseeable future as we continue our non-clinical research testing a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

We are currently conducting a Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib  (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and expect to begin enrolling patients in a Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent in the third quarter of 2019. We have also determined to cease clinical development of ALRN-6924 for the treatment of PTCL, AML and MDS. At this time, we cannot reasonably estimate the cost for initiating and completing these and other clinical trials of ALRN-6924 and preclinical studies of ALRN-6924, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal and state net operating loss carryforwards of $157.6 million and $153.1 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively, which begin to expire in 2025.

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

Effective October 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"), which sets out to simplify the accounting for non-employee share-based awards.

Prior to the adoption of ASU 2018-07 for share-based awards granted to non-employees, including consultants, compensation expense was recognized over the period during which services were rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards were remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for awards granted to non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The compensation expense for awards granted to non-employees was measured as of the adoption date of October 1, 2018, and this amount is the basis for prospective expense recognition.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	18,448	14,239	4,209
General and administrative	13,454	8,769	4,685
Total operating expenses	31,902	23,008	8,894
Loss from operations	(31,902)	(23,008)	(8,894)
Interest income, net	355	404	(49)
Net loss	$(31,547)	$(22,604)	$(8,943)

Research and Development Expenses

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$10,730	$8,755	$1,975
Other early-stage development programs	336	232	104
Employee, facility and other development expenses	7,382	5,252	2,130
Total research and development expenses	$18,448	$14,239	$4,209

Research and development expenses for the year ended December 31, 2018 were $18.4 million, compared to $14.2 million for the year ended December 31, 2017. The increase of $4.2 million was primarily due to an increase of $2.0 million in research and development expenses associated with our ALRN-6924 and p53 program expenses and an increase of $2.1 million in employee, facility and other development expenses. The increase in our ALRN-6924 and p53 program expenses was primarily due to a $1.8 million increase in expenses for non-clinical research for the year ended December 31, 2018 associated with expanding our research to test a variety of approved drugs in combination with ALRN-6924, including cyclin-dependent kinase inhibitors, traditional chemotherapeutic agents and immuno-oncology agents. Also contributing to the increase was a $1.4 million increase in clinical expenses associated with increased data management and patient monitoring expenses. These increases were offset by a $1.2 million decrease in expenses associated with our manufacturing of ALRN-6924 for our clinical trials. This decrease resulted from the manufacture of sufficient quantities of ALRN-6924 during 2017 to supply our clinical trial needs for 2018. We expect to have more ALRN-6924 manufactured as our clinical trials advance. The increase in employees, facility and other development expenses was primarily due to increased wage and other personnel related costs resulting from personnel that we hired to support our ongoing trials. Subject to obtaining the necessary funding, we expect that our research and development expenses will continue to increase in the foreseeable future as we advance our non-clinical research to test a variety of approved drugs in combination with ALRN-6924, initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications. We also expect that our research and development expenses will increase in the future as we hire research and development employees to support the increase in our research and development activities.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2018, compared to $8.8 million for the year ended December 31, 2017. Approximately $1.1 million of the $4.7 million increase was due to expenses incurred in connection with a separation agreement with our former Chief Executive Officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments and $0.6 million resulted from modifications to his stock options. The remaining increase of $3.6 million was primarily due to increases of $1.3 million in personnel-related costs, $1.3 million in external costs and $0.7 million in stock compensation expense. The increase in personnel-related costs was due to higher wages and recruiting fees associated with increased headcount. The increase in external costs was primarily due to increased legal fees related to lease negotiations for our move into our new office and laboratory facility in August 2018 and to support our intellectual property portfolio, increased external consulting fees and higher insurance fees associated with being a public company. The increase in stock compensation expense was related to employee stock option grants made in 2017 and 2018.

We expect that our general and administrative expenses will increase slightly as we support expanded research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income

Interest income, net for the year ended December 31, 2018 was less than $0.1 million lower compared to the year ended December 31, 2017 due to the inclusion of interest expense related to our construction financing liability associated with the build-out and tenant improvements to our leased office and laboratory space at in Watertown, Massachusetts. We anticipate that our interest income will decrease in the future due to interest expense recorded on our lease and to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through December 31, 2018, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of December 31, 2018, we had cash, cash equivalents and investments of $20.7 million.

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

On March 28, 2019, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock and associated warrants to purchase an aggregate of 11,838,582 shares of common stock, for a combined unit price of $2.01 per unit and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock, for a combined unit price of $2.01 per unit in a private placement. The pre-funded warrants will be exercisable following closing of the private placement at an exercise price of $0.01 per share. The common warrants will be exercisable following closing of the private placement at an exercise price of $2.00 per share and will expire five years from the date of issuance. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds of approximately $26 million before deducting placement agent fees and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(27,926)	$(20,531)
Cash provided by (used in) investing activities	24,688	(38,912)
Cash provided by financing activities	2,515	50,591
Net increase (decrease) in cash, cash equivalents and restricted cash	$(723)	$(8,852)

Operating Activities. During the year ended December 31, 2018, operating activities used $27.9 million of cash, primarily resulting from our net loss of $31.6 million offset by non-cash charges of $3.2 million and a decrease in working capital of $0.4 million. Non-cash charges resulted primarily from stock-based compensation expense. The decrease in our working capital during the year ended December 31, 2018 consisted primarily of an increase of $0.5 million in accrued expenses and accounts payable partially offset by an increase of $0.1 million in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was primarily due to the increase of clinical trial-related accruals and contract manufacturing costs. The increase in prepaid expenses and other current assets was primarily due to the timing of vendor invoicing and payments.

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

Investing Activities. During the year ended December 31, 2018, investing activities provided $24.7 million of cash. Proceeds from sales or maturities of investments, net of purchases of investments were $29.1 million and were used to fund operating activities and capital purchases. During 2018, we used $4.4 million to purchase capital equipment, primarily related to the build out of our newly leased facility.

During the year ended December 31, 2017, investing activities used $38.9 million of cash, consisting of net purchases of investments of $71.1 million offset against proceeds from the sales or maturities of those investments of $32.3 million.

We expect that purchases of property and equipment will decrease over the next year as we completed the build-out of our new leased office and laboratory space in 2018 and thus do not expect to purchase similar levels of property and equipment in 2019.

Financing Activities. During the year ended December 31, 2018, net cash provided by financing activities was $2.5 million primarily due to the landlord reimbursement of construction costs incurred in the build out of our newly leased facility.

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

As of December 31, 2018, we had cash, cash equivalents and investments of $20.7 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2019. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements

On March 28, 2019, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. We expect to receive aggregate gross proceeds of approximately $26 million, before deducting placement agent fees and offering expenses. We plan to address the existence of substantial doubt through the sale of common stock in public offerings and/or private placements, through other capital sources, including collaborations with other companies or other strategic transactions, including the securities purchase agreement we entered into on March 28, 2019. If our private placement does not close on a timely basis, or at all and we are otherwise unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern.

In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidate for such indications on suitable terms, on a timely basis or at all. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing and therefore it is not considered probable that we will be able to raise the necessary additional capital to alleviate the substantial doubt regarding our ability to continue as a going concern.

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

Contractual Obligations and Commitments

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2019, our Board of Directors appointed Richard Wanstall as our principal accounting officer. Mr. Wanstall, age 50, has served as our Vice President, Finance and Operations since July 2018. From July 2014 to July 2018, Mr. Wanstall served as Vice President, Finance at Moderna Therapeutics, Inc., a biotechnology company focused on drug discovery and drug development based on messenger RNA. Prior to Moderna, Mr. Wanstall served as Senior Vice President, Global Finance at Stream Global Services, Inc., a multinational business process outsourcing company, from May 2010 to July 2014. Previously, Mr. Wanstall served in management roles in finance, accounting and SEC reporting for several technology and financial services companies. Mr. Wanstall began his career at Coopers & Lybrand, LLC. Mr. Wanstall received a B.A. from Salem State College, and a M.B.A. from Babson College.

Mr. Wanstall was not appointed as principal accounting officer pursuant to any arrangement or understanding between him and any other person. There are no family relationships between Mr. Wanstall and any director, executive officer or any person nominated or chosen by us to become a director or executive officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2019 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)	Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

(b)	Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)	Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/5/2017	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Seventh Amended and Restated Investor Rights Agreement, dated as of December 23, 2016, among the Registrant and the other parties thereto	S-1^	6/2/2017	4.2

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.12+	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.13+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.14	Lease Agreement, effective as of April 4, 2018, between the Registrant and 480 Arsenal Group LLC	10-Q	8/7/2018	10.1

10.15	Amendment to Lease Agreement, dated as of August 23, 2018, between the Registrant and 480 Arsenal Group LLC	10-Q	11/7/2018	10.1

10.16*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.17*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.18*	Employment Agreement, dated as of June 5, 2017, between the Registrant and Donald V. Dougherty	S-1^	6/19/2017	10.2

10.19*	Severance Agreement, dated as of October 1, 2018, between the Registrant and Donald V. Dougherty				X

10.20*	Offer Letter and Severance Agreement, dated as of November 1, 2018, between the Registrant and Vojislav Vukovic, M.D., Ph.D.				X

10.21*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.				X

10.22*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.				X

10.23*	Offer Letter and Severance Agreement, dated as of February 15, 2019, between the Registrant and Kathryn Gregory.				X

10.24*	Employment Agreement, dated as of May 15, 2018, between the Registrant and John P. Longenecker.	10-Q	8/7/2018	10.3

10.25*	Consulting Agreement, dated as of September 30, 2018, between the Registrant and John P. Longenecker, as subsequently amended on December 17, 2018.				X

10.26*	Employment Agreement, dated as of March 1, 2008, between the Registrant and Joseph A. Yanchik III, as amended on December 31, 2008.	S-1^	6/2/2017	10.16

10.27*	Separation and Release of Claims Agreement, dated as of May 15, 2018, between the Registrant and Joseph A. Yanchik III.	10-Q	8/7/2018	10.2

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

^	SEC File No. 333-218474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: March 29, 2019	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manuel C. Alves Aivado, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2019
Manuel C. Alves Aivado, M.D., Ph.D.

/s/ Donald V. Dougherty	Senior Vice President, Chief Financial Officer (principal financial officer)	March 29, 2019
Donald V. Dougherty

/s/ Richard J. Wanstall	Vice President, Finance & Operations (principal accounting officer)	March 29, 2019
Richard J. Wanstall

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	March 29, 2019
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	March 29, 2019
Reinhard J. Ambros, Ph.D.

/s/ John H. McArthur, D.B.A.	Director	March 29, 2019
John H. McArthur, D.B.A.

/s/ Armen B. Shanafelt, Ph.D.	Director	March 29, 2019
Armen B. Shanafelt, Ph.D.

/s/ Caleb Winder	Director	March 29, 2019
Caleb Winder

/s/ Jodie P. Morrison	Director	March 29, 2019
Jodie P. Morrison

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2019

We have served as the Company's auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,635	$11,863
Investments	10,060	38,889
Prepaid expenses and other current assets	1,055	1,000
Restricted cash	25	88
Total current assets	21,775	51,840
Property and equipment, net	7,290	154
Restricted cash, non-current	568	—
Other assets	679	694
Total assets	$30,312	$52,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,731	$1,600
Accrued expenses and other current liabilities	3,639	3,291
Total current liabilities	5,370	4,891
Construction financing liability	5,342	—
Total liabilities	10,712	4,891
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and December 31, 2017; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2018 and December 31, 2017; 14,748,475 and 14,723,818 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	188,083	184,761
Accumulated other comprehensive loss	(5)	(33)
Accumulated deficit	(168,493)	(136,946)
Total stockholders’ equity	19,600	47,797
Total liabilities and stockholders’ equity	$30,312	$52,688

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	18,448	14,239
General and administrative	13,454	8,769
Total operating expenses	31,902	23,008
Loss from operations	(31,902)	(23,008)
Interest income, net	355	404
Net loss	(31,547)	(22,604)
Accretion of redeemable convertible preferred stock to redemption value	—	(41)
Net loss	$(31,547)	$(22,645)
Net loss per share—basic and diluted	$(2.14)	$(3.04)
Weighted average common shares outstanding—basic and diluted	14,738,193	7,443,078
Comprehensive loss:
Net loss	$(31,547)	$(22,604)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	28	(33)
Total other comprehensive gain (loss)	28	(33)
Total comprehensive loss	$(31,519)	$(22,637)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2016	105,631,019	129,745	432,413	—	2,536	—	(114,342)	(111,806)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $32	483,501	626	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	41	—	—	(41)	—	—	(41)
Conversion of redeemable convertible preferred stock to common stock	(106,114,520)	(130,412)	10,509,774	11	130,401	—	—	130,412
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	3,750,000	4	50,005	—	—	50,009
Exercise of stock options	—	—	31,631	—	111	—	—	111
Stock-based compensation expense	—	—	—	—	1,749	—	—	1,749
Unrealized loss on investments	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(22,604)	(22,604)
Balances at December 31, 2017	—	—	14,723,818	15	184,761	(33)	(136,946)	47,797
Exercise of stock options	—	—	24,657	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	3,280	—	—	3,280
Unrealized gain on investments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(31,547)	(31,547)
Balances at December 31, 2018	—	$—	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(31,547)	$(22,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,280	1,749
Depreciation and amortization expense	218	129
Net amortization of premiums and discounts on investments	(253)	(152)
Change in deferred rent	(11)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(117)	(764)
Other assets	15	147
Accounts payable	130	(241)
Accrued expenses and other current liabilities	359	1,216
Net cash used in operating activities	(27,926)	(20,531)
Cash flows from investing activities:
Purchases of property and equipment	(4,423)	(142)
Purchases of investments	(31,194)	(71,056)
Proceeds from sales or maturities of investments	60,305	32,286
Net cash provided by (used in) investing activities	24,688	(38,912)
Cash flows from financing activities:
Proceeds from exercise of stock options	42	111
Construction financing liability borrowings	2,473	—
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	52,313
Payments of initial public offering costs	—	(2,304)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	471
Net cash provided by financing activities	2,515	50,591
Net increase (decrease) in cash, cash equivalents and restricted cash	(723)	(8,852)
Cash, cash equivalents and restricted cash at beginning of period	11,951	20,803
Cash, cash equivalents and restricted cash at end of period	$11,228	$11,951
Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$41
Capitalization of build-to-suit asset	$2,869	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 is a stabilized cell-permeating peptide that disrupts the interaction of the two primary p53 suppressor proteins, MDM2 and MDMX, with p53, thereby reactivating tumor suppression in wild-type p53 cancers. ALRN-6924 was in multiple clinical trials as of December 31, 2018.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2018, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of December 31, 2018, the Company had cash, cash equivalents and investments of $20,695. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $168,493 as of December 31, 2018. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $20,695 as of December 31, 2018, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, through other capital sources, including collaborations with other companies or other strategic transactions, including the securities purchase agreement it entered into on March 28, 2019 to sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock, and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The Company expects to receive aggregate gross proceeds of approximately $26,000, before deducting placement agent fees and offering expenses. However, receipt of the funds cannot be considered probable, as defined in accounting standards ASU No. 2014-15 (subtopic 205-40), until the closing occurs and the funds are received. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. Although the Company has been successful in raising capital in the past, there is no assurance that, if the closing does not occur and the Company does not receive the proceeds, it will be successful in obtaining any additional financing and therefore it is not considered probable that the Company will be able to raise the necessary additional capital to alleviate the substantial doubt regarding its ability to continue as a going concern.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, through debt financings or from other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper are stated at fair value.

Restricted Cash

As of December 31, 2018, current restricted cash of $25 consisted of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2017, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards and $63 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. As of December 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s new facility (see Note 12). The Company did not have any non-current restricted cash as of December 31, 2017.

Investments

The Company classifies its available-for-sale debt security investments as current assets on the balance sheet if they mature within one year from the balance sheet date.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company has maintained all of its cash, cash equivalents and investment balances at three accredited financial institutions, in amounts that exceed federally insured limits. The Company generally invests its excess cash in money market funds, commercial paper and corporate notes that are subject to minimal credit and market risks. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory equipment	5 years
Computer equipment and software Furniture and fixtures	3 to 5 years 7 years
Building	30 years
Leasehold improvements	Shorter of 7 years or term of lease

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

Effective October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"), which sets out to simplify the accounting for non-employee share-based awards. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. ASU 2018-07 impacts the value at which share-based payments to non-employees is recognized.

Prior to the adoption of ASU 2018-07 for share-based awards granted to non-employees, including consultants, compensation expense was recognized over the period during which services were rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of the unvested awards were remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option-pricing model.

After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of the grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The compensation expense for non-employees was measured as of the adoption date of October 1, 2018, and this amount is the basis for prospective expense recognition. All of the Company's non-employee awards were previously measured as of September 30, 2018. Accordingly, no cumulative adjustment to beginning retained earnings was recorded as a result of the ASU 2018-07 adoption, as the measured value prior to adoption and the remeasured value on the date of adoption were materially the same.

The Company classifies share-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents within the statement of cash flows. The guidance is effective retrospectively. As a result, the Company retrospectively included restricted cash in the beginning cash for the twelve months ended December 31, 2017 on the condensed statement of cash flows, and no longer separately presents transfers between unrestricted cash and restricted cash.

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this new guidance had no impact on the Company's financial position or operating results.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,041	$—	$—	$6,041
Corporate notes	—	998	—	998
Commercial paper	—	2,495	—	2,495
Investments:
Corporate notes	—	3,644	—	3,644
Commercial paper	—	6,416	—	6,416
	$6,041	$13,553	$—	$19,594

	Fair Value Measurements as of December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,509	$—	$—	$10,509
Investments:
Corporate notes	—	25,710	—	25,710
Commercial paper	—	13,179	—	13,179
	$10,509	$38,889	$—	$49,398

As of December 31, 2018 and 2017, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2018 and 2017, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$3,647	$—	$(3)	$3,644
Commercial paper	6,418	—	(2)	6,416
	$10,065	$—	$(5)	$10,060

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$25,733	$—	$(23)	$25,710
Commercial paper	13,189	—	(10)	13,179
	$38,922	$—	$(33)	$38,889

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Build-to-suit asset	$7,080	$—
Laboratory equipment	1,047	1,308
Computer equipment and software	184	195
Furniture and fixtures	185	71
Leasehold improvements	—	559
	8,496	2,133
Less: Accumulated depreciation and amortization	(1,206)	(1,979)
	$7,290	$154

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $218 and $129, respectively. During the year ended December 31, 2018, fully depreciated assets with a cost of $929 were disposed of for no proceeds, resulting in neither a gain nor a loss during the year ended December 31, 2018. During the year ended December 31, 2017, fully depreciated assets with a cost of $210 were disposed of for no proceeds, resulting in neither a gain nor a loss.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
External research and development services	$1,307	$1,284
Payroll and payroll-related costs	1,473	1,120
Professional fees	436	536
Other	423	351
	$3,639	$3,291

7. Redeemable Convertible Preferred Stock

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

Upon the closing of the Company’s IPO on July 5, 2017, all shares of the Redeemable Preferred Stock converted into an aggregate of 10,509,774 shares of common stock. As of December 31, 2018 and 2017, there were no shares of Redeemable Preferred Stock authorized, issued or outstanding.

8. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2018 and 2017, the Company had no shares of preferred stock issued or outstanding. The preferred stock was classified under stockholders’ equity as of December 31, 2018.

9. Common Stock

As of December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 143,500,000 shares of $0.001 par value common stock. On July 5, 2017, the Company filed the amended and restated certificate of incorporation which increased the authorized number of shares of common stock to 150,000,000 shares.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2018 and 2017, no dividends had been declared.

As of December 31, 2018, the Company had reserved 3,678,575 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 10).

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

The total number of shares of common stock that may be issued under the 2017 Plan was 2,442,249 as of December 31, 2018, of which 1,000,278 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 Plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 Plan and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on January 1 of each year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. For the year ended December 31, 2018, the Company’s compensation committee of the board of directors authorized an increase of 588,953 shares that may be issued under the 2017 Plan.

During the year ended December 31, 2018, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 947,914 shares of common stock at a weighted average exercise price of $4.16 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. As of December 31, 2018, a total of 150,000 shares of common stock are reserved for issuance under the 2017 ESPP. The number of shares of common stock that may be issued under the 2017 ESPP automatically increase on each January 1 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The board of directors has not initiated any offerings under the ESPP.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2018 and 2017 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.93%	2.16%
Expected term (in years)	7.3	6.1
Expected volatility	74.8%	80.4%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2017	2,096,233	$8.02	8.0	$7,332
Granted	947,914	4.16
Exercised	(24,657)	1.70
Canceled	(23,020)	12.09
Forfeited	(468,173)	9.60
Outstanding at December 31, 2018	2,528,297	$6.31	6.7	$—

Options exercisable at December 31, 2018	1,214,016	$6.29	3.9	$—
Options vested and expected to vest at December 31, 2018	2,485,495	$6.31	6.6	$—
Options exercisable at December 31, 2017	784,190	$4.71	6.0	$4,667
Options vested and expected to vest at December 31, 2017	2,030,629	$7.96	7.9	$7,198

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2018 and 2017 was $2.57 and $7.49, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2018 and 2017 was $2,889 and $1,268, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2018 and 2017 was $105 and $165, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2018	2017
Research and development expenses	$851	$611
General and administrative expenses	2,429	1,138
	$3,280	$1,749

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the years ended December 31, 2018 and 2017.

As of December 31, 2018, the Company had an aggregate of $5,364 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.6 years. In May 2018, the Company modified certain equity awards in connection with a separation agreement with its former Chief Executive Officer. The modification included acceleration of vesting of stock options to purchase 80,822 shares of common stock and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $612 during the year ended December 31, 2018.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(31,547)	$(22,604)
Accretion of redeemable convertible preferred stock to redemption value	—	(41)
Net loss attributable to common stockholders	$(31,547)	$(22,645)

Denominator:
Weighted average common shares outstanding—basic and diluted	14,738,193	7,443,078

Net loss per share attributable to common stockholders—basic and diluted	$(2.14)	$(3.04)

The Company’s potential dilutive securities, which include stock options as of December 31, 2018 and 2017, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017
Stock options to purchase common stock	2,528,297	2,096,233
	2,528,297	2,096,233

12. Commitments and Contingencies

Operating Leases

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

The Company was required to provide a $568 security deposit, which the Company provided in the form of a letter of credit in the favor of the landlord which is included as non-current restricted cash on the balance sheet as of December 31, 2018.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements required, the Company is deemed to be the owner of the leased space for accounting purposes. As a result, during the year ended December 31, 2018, the Company capitalized a build-to-suit asset of $7,080 within property, plant and equipment, net and recognized a corresponding build-to-suit facility lease obligation within other liabilities and other non-current liabilities on its balance sheet as of December 31, 2018, equal to the estimated replacement cost of its leased portion of the building at the inception of the Lease.

Additionally, construction costs incurred as part of the build-out and tenant improvements were capitalized within property, plant and equipment, net. Rental payments made under the Lease will be allocated to imputed ground rent, interest expense and the build-to-suit facility lease obligation, based on the implicit rate of the build-to-suit facility lease obligation. The build-to-suit facility lease obligation was $5,342 as of December 31, 2018.

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

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rental expense under operating leases totaled $560 and $494 for the years ended December 31, 2018 and 2017, respectively.

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

The Company incurred license fees of $145 during each of the years ended December 31, 2018 and 2017. In addition, the Company did not make any milestone payments during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through December 31, 2018 and December 31, 2017, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,573 and $4,428, respectively.

As of December 31, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2018 and 2017. The Company did not make any milestone payments during the years ended December 31, 2018 or 2017. During the year ended December 31, 2018, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2018 and 2017.

As of December 31, 2018, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of December 31, 2018, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2018 or December 31, 2017.

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017
Federal statutory income tax rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(5.5)	(4.3)
Research and development tax credits	(2.1)	(1.6)
Write-off of deferred offering costs	—	—
Other permanent items	0.9	2.1
Change in tax rate	—	69.1
Change in deferred tax asset valuation allowance	27.7	(31.3)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$42,773	$35,162
Research and development tax credit carryforwards	3,602	2,925
Capitalized research and development expenses	68	74
Accrued expenses and reserves	396	396
Depreciation and amortization	(1,398)	88
Construction financing liability	1,454	—
Stock compensation	504	—
Total deferred tax assets	47,399	38,645
Valuation allowance	(47,399)	(38,645)
Net deferred tax assets	$—	$—

Since inception in 2001, the Company has not recorded any U.S. federal or state income tax benefits for the net losses the Company has incurred in any year or for its earned research and development tax credits, due to its uncertainty of realizing a benefit from those items. As of December 31, 2018, the Company had net operating loss carryforwards for federal and state purposes of $157,611 and $153,078, respectively. $129,596 of the U.S. federal tax operating loss carryforwards will begin to expire in 2029. Approximately $28,016 of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2030. As of December 31, 2018, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,421 and $1,495, respectively, which begin to expire in 2025.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2018 related primarily to the increase in net operating loss carryforwards. The decrease in the valuation allowance for deferred tax assets during the year ended December 31, 2017 related primarily to the decrease in corporate tax rate from 34% to 21% starting on January 1, 2018 as described below. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2018	2017
Valuation allowance at beginning of year	$(38,645)	$(45,676)
Increases recorded to income tax provision	(8,754)	(8,599)
Decreases recorded as a benefit to income tax provision	—	15,630
Valuation allowance at end of year	$(47,399)	$(38,645)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or TCJA, tax reform legislation. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 34 percent down to 21 percent starting on January 1, 2018. As a result of the TCJA, the Company was required to revalue deferred tax assets and liabilities at 21 percent. This revaluation resulted in a provision of $15,630 to income tax expense in continuing operations and a corresponding reduction in the valuation allowance in 2017. As a result, there was no impact to the statements of comprehensive loss as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on the Company’s financial statements. In December 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of TCJA. As of December 31, 2017, the effects of the TCJA were recorded on a provisional basis. As of December 31, 2018, the Company finalized its accounting for the TCJA and no measurement adjustments were recorded.

14. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has not elected to make any employer contributions for the years ended December 31, 2018 or 2017.

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,846	5,320	4,321	3,961
General and administrative	2,917	4,339	3,177	3,021
Total operating expenses	7,763	9,659	7,498	6,982
Loss from operations	(7,763)	(9,659)	(7,498)	(6,982)
Interest income	175	168	64	(52)
Net loss	(7,588)	(9,491)	(7,434)	(7,034)
Net loss per share—basic and diluted	$(0.52)	$(0.64)	$(0.50)	$(0.48)
Weighted average common shares outstanding— basic and diluted	14,732,287	14,737,236	14,737,402	14,745,707
Comprehensive loss:
Net loss	$(7,588)	$(9,491)	$(7,434)	$(7,034)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(17)	38	9	(2)
Total other comprehensive gain (loss)	(17)	38	9	(2)
Total comprehensive loss	$(7,605)	$(9,453)	$(7,425)	$(7,036)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,942	3,161	3,825	4,311
General and administrative	1,647	1,791	2,601	2,730
Total operating expenses	4,589	4,952	6,426	7,041
Loss from operations	(4,589)	(4,952)	(6,426)	(7,041)
Interest income	32	29	167	176
Net loss	(4,557)	(4,923)	(6,259)	(6,865)
Accretion of redeemable convertible preferred stock to redemption value	(20)	(21)	—	—
Net loss	$(4,577)	$(4,944)	$(6,259)	$(6,865)
Net loss per share attributable to common stockholders—basic and diluted	$(10.58)	$(10.98)	$(0.45)	$(0.47)
Weighted average common shares outstanding—basic and diluted	432,728	450,495	13,939,950	14,720,734
Comprehensive loss:
Net loss	$(4,557)	$(4,923)	$(6,259)	$(6,865)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	—	(6)	(27)
Total other comprehensive loss	—	—	(6)	(27)
Total comprehensive loss	$(4,557)	$(4,923)	$(6,265)	$(6,892)

16. Subsequent Event (unaudited)

On March 28, 2019, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to issue and sell an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of common stock, and associated warrants to purchase an aggregate of 11,838,582 shares of common stock and (ii) 1,096,741 units, consisting of 1,096,741 pre-funded warrants to purchase 1,096,741 shares of common stock and associated warrants to purchase an aggregate of 1,096,741 shares of common stock in a private placement. The private placement is expected to close on April 2, 2019, subject to the satisfaction of customary closing conditions. The Company expects to receive aggregate gross proceeds of approximately $26,000 before deducting placement agent fees and offering expenses.