Form 10-Q
period 2019-03-31
AILERON THERAPEUTICS INC
filed 2019-05-08
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALRN	Nasdaq Global Market

As of May 6, 2019, the registrant had 26,713,617 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	11,272	$10,635
Investments	1,998	10,060
Prepaid expenses and other current assets	1,094	1,055
Restricted cash	25	25
Total current assets	14,389	21,775
Operating lease, right-of-use asset	6,543	—
Property and equipment, net	398	7,290
Restricted cash, non-current	568	568
Other assets	501	679
Total assets	$22,399	$30,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	$3,378	$3,639
Accounts payable	858	1,731
Operating lease liabilities	387	—
Total current liabilities	4,623	5,370
Operating lease liabilities, net of current portion	4,929	—
Construction financing liability	—	5,342
Total liabilities	9,552	10,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 14,875,035 and 14,748,475 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	15	15
Additional paid-in capital	188,811	188,083
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(175,979)	(168,493)
Total stockholders’ equity	12,847	19,600
Total liabilities and stockholders’ equity	$22,399	$30,312

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	4,174	4,846
General and administrative	3,139	2,917
Total operating expenses	7,313	7,763
Loss from operations	(7,313)	(7,763)
Interest income	100	175
Net loss	(7,213)	(7,588)
Net loss per share — basic and diluted	$(0.49)	$(0.52)
Weighted average common shares outstanding—basic and diluted	14,816,253	14,732,287
Comprehensive loss:
Net loss	(7,213)	(7,588)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	5	(17)
Total other comprehensive gain (loss)	5	(17)
Total comprehensive loss	$(7,208)	$(7,605)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847

Balances at December 31, 2017	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797
Exercise of stock options	10,565	—	16	—	—	16
Stock-based compensation expense	—	—	767	—	—	767
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(7,588)	(7,588)
Balances at March 31, 2018	14,734,383	$15	$185,544	$(50)	$(144,534)	$40,975

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,213)	$(7,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31	46
Net amortization of premiums and discounts on investments	(34)	(44)
Stock-based compensation expense	563	767
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(50)	(86)
Other assets	533	11
Accounts payable	(872)	196
Operating lease liabilities	(85)	—
Accrued expenses and other current liabilities	(374)	(231)
Net cash used in operating activities	(7,501)	(6,929)
Cash flows from investing activities:
Purchases of property and equipment	(127)	(7)
Purchases of investments	—	(7,548)
Proceeds from sales or maturities of investments	8,100	9,955
Net cash provided by (used in) investing activities	7,973	2,400
Cash flows from financing activities:
Proceeds from exercise of stock options	165	16
Net cash provided by financing activities	165	16
Net decrease in cash, cash equivalents and restricted cash	637	(4,513)
Cash, cash equivalents and restricted cash at beginning of period	11,228	11,951
Cash, cash equivalents and restricted cash at end of period	$11,865	$7,438
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$199	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 is a stabilized cell-permeating peptide that disrupts the interaction of the two primary p53 suppressor proteins, MDM2 and MDMX, with p53, thereby reactivating tumor suppression in wild-type p53 cancers. ALRN-6924 was in multiple clinical trials as of March 31, 2019.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2019, the Company has funded its operations with net proceeds of $50,009 from its IPO, $131,211 from sales of preferred stock and $34,910 from a collaboration agreement. As of March 31, 2019, the Company had cash, cash equivalents and investments of $13,270. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $175,979 as of March 31, 2019. The Company expects to continue to generate losses for the foreseeable future.

On March 28, 2019, the Company entered into a securities purchase agreement with accredited investors, pursuant to which it agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, (the “common warrants”), to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, the Company closed the private placement and received aggregate gross proceeds of approximately $26,000, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. The Company paid placement agent fees of approximately $1,700.

As of May 8, 2019, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $13,270 as of March 31, 2019, together with the net proceeds from the private placement of its common stock received on April 2, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2020. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 29, 2019.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of March 31, 2019 and December 31, 2018, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of March 31, 2019 and December 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility (see Note 8).

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock are considered potential dilutive common shares.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and operating lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the standard effective January 1, 2019. It has implemented the standard using the required modified retrospective approach and has also elected to utilize the package of practical expedients. The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. In using the modified retrospective approach, the Company is required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented.

As a result of the adoption of ASU 2016-02, the Company de-recognized $7,079 of the building asset and $81 of accumulated depreciation related to its corporate headquarters at 490 Arsenal Way. Prior to the adoption of ASU 2016-02, the Company classified leasehold improvements associated with the 490 Arsenal Way building as building. Subsequent to the adoption of ASU 2016-02, the leasehold improvements associated with the 490 Arsenal Way building are classified as leasehold improvements.

	January 1, 2019 prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as adjusted
Operating lease right-of-use assets, net	$—	$6,697	$6,697
Property and equipment, net	7,290	(6,998)	$292
Construction financing liability	5,342	(5,342)	$—
Other liabilities, current	3,639	(87)	$3,552
Operating lease liabilities, current	—	334	$334
Operating lease liabilities, net of current portion	—	5,067	$5,067
Accumulated deficit	(168,493)	(273)	$(168,766)

Recently Issued Accounting Pronouncements

The Company does not expect any accounting standards that have been issued or proposed by the FASB or other standards setting bodies that would require adoption on a future date to have a material impact on the Company’s financial statements upon adoption.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,020	$—	$—	$6,020
Commercial paper	—	1,994	—	1,994
Corporate notes	—	2,198	—	2,198
Investments:
Commercial paper	—	1,998	—	1,998
	$6,020	$6,190	$—	$12,210

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,041	$—	$—	$6,041
Corporate notes	—	998	—	998
Commercial paper	—	2,495	—	2,495
Investments:
Corporate notes	—	3,644	—	3,644
Commercial paper	—	6,416	—	6,416
	$6,041	$13,553	$—	$19,594

As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of March 31, 2019 and December 31, 2018, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$1,998	$—	$—	$1,998
	$1,998	$—	$—	$1,998

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$3,646	$—	$(2)	$3,644
Commercial paper	6,418	—	(2)	6,416
	$10,064	$—	$(4)	$10,060

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
External research and development services	1,553	1,307
Payroll and payroll-related costs	820	1,473
Professional fees	716	436
Other	289	423
	$3,378	$3,639

6. Stock-Based Awards

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

The total number of shares of common stock that may be issued under the 2017 Plan was 3,032,188 as of March 31, 2019, of which 1,545,467 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On December 13, 2018 and December 6, 2017, the Company’s compensation committee of the board of directors authorized an increase of 589,939 and 588,953 shares, respectively, that may be issued under the 2017 Plan.

During the three months ended March 31, 2019, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 100,000 shares of common stock at a weighted average exercise price of $1.47 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On December 13, 2018, the Company’s compensation committee of the board of directors determined not to increase the number of shares of common stock that may be issued under the 2017 ESPP.

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

As of the effective date of the 2017 Plan, the board of directors determined to grant no further awards under the 2016 Plan. No stock options or other awards have been made under the 2016 Plan since the adoption of the 2017 Plan.

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

The 2006 Plan expired in 2016. Since its expiration No further awards have been made under the 2006 Plan.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2017 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2017 Plan.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2019 and 2018 were as follows, presented on a weighted average basis:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Risk-free interest rate	2.53%	2.67%
Expected term (in years)	6.2	6.2
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	2,528,297	$6.31	6.7	$—
Granted	100,000	1.47
Exercised	(126,560)	1.30
Canceled	(50,000)	5.37
Forfeited	(5,250)	12.09
Outstanding at March 31, 2019	2,446,487	$6.37	6.8	$66
Options exercisable at March 31, 2019	1,185,803	$6.85	4.4	$18
Options vested and expected to vest at March 31, 2019	2,407,749	$6.85	4.4	$18
Options exercisable at December 31, 2018	1,214,016	$6.29	3.9	$—
Options vested and expected to vest at December 31, 2018	2,485,495	$6.31	6.6	$—

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $0.99 and $6.17, respectively.

The aggregate fair value of stock options that vested during the three months ended March 31, 2019 and 2018 was $509 and $514, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $109 and $83, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$81	$270
General and administrative expenses	482	497
	$563	$767

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the Company had an aggregate of $4,711 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.3 years.

7. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(7,213)	$(7,588)

Denominator:
Weighted average common shares outstanding—basic and diluted.	14,816,253	14,732,287

Net loss per share —basic and diluted	$(0.49)	$(0.52)

The Company’s potential dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options to purchase common stock	2,446,487	2,175,668

8. Commitments and Contingencies

Operating Lease

490 Arsenal Way

On April 4, 2018, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 490 Arsenal Way, Watertown, Massachusetts (the “490 Arsenal Way Lease”), which is now the Company’s corporate headquarters. Under the terms of the 490 Arsenal Way Lease, starting on August 21, 2018, the Company leases approximately 18,768 square feet of office and laboratory space at $52.55 per square foot per year, or $986 per year in base rent, which is subject to scheduled annual rent increases plus certain operating expenses and taxes. The Company currently maintains a $568 security deposit related to the 490 Arsenal Way Lease. Pursuant to the 490 Arsenal Way Lease, the landlord contributed an aggregate of $2,419 toward the cost of construction and tenant improvements for the Building.

The Company has occupied the Building beginning on August 21, 2018 and the 490 Arsenal Way Lease will continue until August 31, 2026. The Company has the option to extend the 490 Arsenal Way Lease for one five-year terms. The Company is accounting for this lease under ASC 842 using its initial eight-year term through August 31, 2026 and will reassess the lease term on a quarterly basis.

Due to the Company’s involvement in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company was deemed for accounting purposes to be the owner of the Building during the construction period, per ASC 840. Accordingly, under ASC 840, construction costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance were recorded as an asset in Property, plant and equipment, net on the Company’s consolidated balance sheets.

The Company evaluated the 490 Arsenal Way Lease upon occupancy on August 21, 2018 and determined that the 490 Arsenal Way Lease did not meet the criteria for “sale-leaseback” treatment under ASC 840. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 30 years and incurred interest expense related to the financing obligation.

As part of its adoption of ASC 842, the Company de-recognized the building asset and corresponding financing obligation recorded on the Company’s consolidated balance sheets as of January 1, 2019, in accordance with the ASC 842 transition guidance. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset of $6,697 and lease liability of $5,401 on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Lease cost (1)
Operating lease cost	$317
Total lease cost	$317

Other Information
Operating cash flows used for operating leases	$247
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	12.0%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the three months ended March 31, 2019 were immaterial.

As of March 31, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$750
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	8,171
Less: imputed interest	(2,855)
Total operating lease liabilities	$5,316

As of December 31, 2018, future minimum commitments under ASC 840 under the Company’s operating leases were as follows:

As of December 31, 2018
2019	$997
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	8,418

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

The Company incurred license fees of $145 during each of the three months ended March 31, 2019 and 2018. In addition, the Company did not make any milestone payments during the three months ended March 31, 2019 and 2018. As of March 31, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through March 31, 2019 and December 31, 2018, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,718 and $4,573, respectively.

As of March 31, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the three months ended March 31, 2019 and did not incur any license fees during the three months ended March 31, 2018. In addition, the Company did not make any milestone payments during the three months ended March 31, 2019 and 2018. As of March 31, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of March 31, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2019 or December 31, 2018.

9. Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2019 and 2018. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2019 and December 31, 2018.

10. Subsequent Event

On March 28, 2019, the Company entered into a securities purchase agreement with accredited investors, pursuant to which it agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated common warrants to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, the Company closed the private placement and received aggregate gross proceeds of approximately $26,000, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. The company paid placement agent fees of approximately $1,700.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or SEC, on March 29, 2019.

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

Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a expansion cohort combination of ALRN-6924 and palbociclib (Ibrance), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-induced bone marrow toxicity. Our combination trial of ALRN-6924 and palbociclib in MDM2-amplified cancers is currently enrolling ahead of schedule, with 12 patients already on study. We expect to present interim data on approximately 15 patients from this study at The European Society for Medical Oncology (September 27, 2019 – October 1, 2019).  Our planned Phase 1b/2 clinical trial to assess the myelopreservation opportunity will be in small-cell lung cancer patients who will be treated with the chemotherapy topotecan. We expect to begin enrolling patients in this trial in the third quarter of 2019 and to report proof of concept data from the trial in the first half of 2020.

We have conducted other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. We have observed anticancer activity with ALRN-6924 in those trials. However, despite that activity, in light of our resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in myeloid cancers where seven drugs were approved for AML in the United States in the last two years, we have determined to cease enrollment in these trials and further clinical development for these indications at this time. We plan to present data from our AML/MDS trials in the fourth quarter of 2019.

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

On March 28, 2019, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated warrants, which we refer to as the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of our common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, we closed the private placement and received aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. We paid placement agent fees of approximately $1.7 million.

From our inception to date, we had received $50.0 million in net proceeds from our initial public offering, or IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $7.2 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $176.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

As March 31, 2019, we had cash, cash equivalents and investments of $13.3 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of March 31, 2019, together with the net proceeds from the private placement of our common stock and warrants that we completed on April 2, 2019, will enable us to fund our operating expenses and capital expenditure for at least twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

We entered into a lease agreement that became effective on April 4, 2018 for 18,768 square feet of office and laboratory space in Watertown, Massachusetts. We moved into this facility in August 2018. The lease has an initial term of eight years and provides us with an option to extend the lease term for one additional five-year period.

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

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs and milestone payments made under our licensing arrangements by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in employee, facility and other development expenses in the table below. Employee, facility and other development expenses also includes internal research relating to non-clinical and pipeline compounds in oncology and non-oncology indications.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2019	2018
ALRN-6924 and p53 program	$2,154	$2,591
Other early-stage development programs	186	78
Employee, facility and other development expenses	1,834	2,177
Total research and development expenses	$4,174	$4,846

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development expenses in the foreseeable future as we continue our non-clinical research testing a variety of approved drugs in combination with ALRN-6924, continue to initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924, initiate clinical trials for product candidates other than ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. We anticipate that our general and administrative expenses will decrease slightly in future periods.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,174	4,846	(672)
General and administrative	3,139	2,917	222
Total operating expenses	7,313	7,763	(450)
Loss from operations	(7,313)	(7,763)	450
Interest income	100	175	(75)
Net loss	$(7,213)	$(7,588)	$375

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$2,154	$2,591	$(437)
Other early-stage development programs	186	78	108
Employee, facility and other development expenses	1,834	2,177	(343)
Total research and development expenses	$4,174	$4,846	$(672)

Research and development expenses for the three months ended March 31, 2019 were $4.2 million, compared to $4.8 million for the three months ended March 31, 2018. The decrease of $0.7 million was due primarily to a decrease of $0.4 million in research and development expenses associated with our ALRN-6924, and p53 program and a decrease of $0.3 million in employee, facility and other development expenses. These increases were offset by a $0.1 million increase in our other early-stage development programs. The decrease in our ALRN-6924 and p53 program expenses was due primarily to a decrease in clinical consulting costs and to non-clinical research in the three months ended March 31, 2019. The decrease in employee, facility and other development expenses was primarily due to increased wage and other personnel related costs resulting from additional personnel that we hired to support our ongoing trials.

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

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended March 31, 2019, compared to $2.9 million for three months ended March 31, 2018. The increase of $0.2 million was primarily due to an increase of $0.1 million in personnel related costs associated with increased general and administrative headcount in the three months ended March 31, 2019 and an increase in external consulting costs of $0.1 million related to regulatory compliance and reporting requirements. We anticipate that our general and administrative expenses will decrease slightly in future periods.

Interest Income

Interest income for the three months ended March 31, 2019 was $0.1 million lower compared to the three months ended March 31, 2018 due to a lower balance in our investments for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We anticipate that our interest income will increase during the remainder of 2019 due to higher investment balances as a result of the private placement of our common stock and warrants that we completed on April 2, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception to date, we had received $50.0 million in net proceeds from our IPO, approximately $26.0 million in gross proceeds from sales of common stock, common warrants and pre-funded warrants in a private placement, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of March 31, 2019, we had cash, cash equivalents and investments of $13.3 million.

On March 28, 2019, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated common warrants to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of our common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, we closed the private placement and received aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. We paid placement agent fees of approximately $1.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(7,501)	$(6,929)
Cash provided by (used in) investing activities	7,973	2,400
Cash provided by financing activities	165	16
Net decrease in cash, cash equivalents and restricted cash	$637	$(4,513)

Operating Activities. During the three months ended March 31, 2019, operating activities used $7.5 million of cash, resulting primarily from our net loss of $7.2 million and our use of net cash in operating assets and liabilities of $0.8 million offset by $0.6 in non-cash stock based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted primarily of a decrease of $0.9 million in accounts payable and a decrease of $0.4 million in accrued expenses and other current liabilities offset by a decrease of $0.5 million in other assets. The decrease in accounts payable is due to the timing of vendor invoicing and payments. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

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

Investing Activities. During the three months ended March 31, 2019 investing activities provided $8.0 million of cash resulting from $8.0 million of proceeds from the sale of investments offset by $0.1 million of purchases of property and equipment. During the three months ended March 31, 2018, investing activities provided $2.4 million of cash resulting from $10.0 million of proceeds from the sale of investments offset by $7.6 million of purchases of investments.

Financing Activities. During the three months ended March 31, 2019, net cash provided by financing activities was $0.2 million due to the proceeds received from the exercise of stock options. During the three months ended March 31, 2018 net cash provided by financing activities was not material.

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

On March 28, 2019, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated common warrants to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of our common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, we closed the private placement and received aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. We paid placement agent fees of approximately $1.7 million.

As of May 8, 2019, the date of issuance of these unaudited interim condensed financial statements, we expect that our cash, cash equivalents and investments of $13.3 million as of March 31, 2019 and the funds raised in the private placement on April 2, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. Our future viability is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.

To execute our business plans, we will need substantial funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect our business prospects.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2019, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated warrants, which we refer to as the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of our common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, we closed the private placement and received aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. We paid placement agent fees of approximately $1.7 million.

We believe that, based on our current operating plan,, our cash, cash equivalents and investments of $13.3 million as of March 31, 2019, together with the net proceeds of the April 2019 private placement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.2 million and $7.6 million for the three-month periods ended March 31, 2019 and 2018, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In general, our clinical trials of ALRN-6924 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of ALRN-6924 and our other product candidates will include similar patients with deteriorating health. It is possible that some of these patients might die prior to their completion of our clinical trial. For example, in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924 or the other product candidates that may be the subject of the clinical trial. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

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

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us on or before March 15, 2013, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding initiated by such other party to determine priority of invention in the United States. If another party has filed such patent application after March 15, 2013, a derivation proceeding in the United States can be initiated by such other party to determine whether our, or in the case of in-licensed technology, the licensor’s invention was derived from such party’s invention. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption

We, or any future collaborators, may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity many not prevent the FDA or the EMA from approving competing products.

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

Our stock price is volatile. During the period from June 28, 2017 to May 3, 2019, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.71 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 3, 2019, we had 26,713,617 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In connection with the private placement, we entered into a registration rights agreement, pursuant to which we agreed to register for resale the shares to be purchased in the private placement and shares issuable upon exercise of warrants to be issued in the private placement. Under this agreement, we agreed to file a registration statement covering the resale of shares by the purchasers within 30 days following the closing of the private placement To use commercially reasonable efforts to cause this registration statement to become effective as soon as practicable, and to keep this registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

We have also registered all shares of common stock that we may issue under our equity compensation plans, including upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

2019 Private Placement

On March 28, 2019, we entered into a securities purchase agreement with accredited investors named therein, or the Purchasers, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated warrants, which we refer to as the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of pre-funded warrants to purchase 1,096,741 shares of our common stock and associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants are exercisable at an exercise price of $0.01 per share and have no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

On April 2, 2019, we closed the private placement and received aggregate gross proceeds of approximately $26.0 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any warrants. We paid placement agent fees of approximately $1.7 million. William Blair & Company, L.L.C. acted as sole placement agent in connection with the offering.

In connection with the securities purchase agreement, we entered into a registration rights agreement with the Purchasers. Pursuant to the registration rights agreement, we agreed to prepare and file a registration statement with the SEC within 30 days of the date of the registration rights agreement for purposes of registering the resale of the shares of common stock sold to investors and the shares of common stock issuable upon exercise of the warrants and pre-funded warrants.

The issuance and sale of the Shares pursuant to the securities purchase agreement was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Initial Public Offering of Common Stock

On July 5, 2017, we closed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-218474), which was declared effective by the SEC on June 28, 2017.

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

As of March 31, 2019, we have used $36.7 million of the net proceeds from our initial public offering, primarily to fund ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, Phase 2a trial for the treatment of PTCL, Phase 1 trial for the treatment of AML/MDS as a single agent and Phase 1b trial for the treatment of AML/MDS in combination with Ara-C, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 5.	Other Information
Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Securities Purchase Agreement, dated March 28, 2019, by and among Registrant and the persons party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on April 1, 2019).

10.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on April 1, 2019).

10.3	Form of Warrant to Purchase Common Stock(incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on April 1, 2019).

10.4

Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on April 1, 2019).

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

Aileron Therapeutics, Inc.

Date: May 8, 2019	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2019	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)