Form 10-Q
period 2019-06-30
AILERON THERAPEUTICS INC
filed 2019-08-06
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2019, the registrant had 27,810,358 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,157	$10,635
Investments	21,365	10,060
Prepaid expenses and other current assets	1,012	1,055
Restricted cash	25	25
Total current assets	32,559	21,775
Operating lease, right-of-use asset	6,385	—
Property and equipment, net	379	7,290
Restricted cash, non-current	568	568
Other assets	302	679
Total assets	$40,193	$30,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	$3,262	$3,639
Accounts payable	1,719	1,731
Operating lease liabilities	406	—
Total current liabilities	5,387	5,370
Operating lease liabilities, net of current portion	4,822	—
Construction financing liability	—	5,342
Total liabilities	10,209	10,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 26,713,617 and 14,748,475 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; 1,096,741 and 0 pre-funded warrants outstanding at June 30, 2019 and December 31, 2018	28	15
Additional paid-in capital	213,083	188,083
Accumulated other comprehensive loss	24	(5)
Accumulated deficit	(183,151)	(168,493)
Total stockholders’ equity	29,984	19,600
Total liabilities and stockholders’ equity	$40,193	$30,312

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,304	5,320	8,478	10,166
General and administrative	3,075	4,339	6,214	7,256
Total operating expenses	7,379	9,659	14,692	17,422
Loss from operations	(7,379)	(9,659)	(14,692)	(17,422)
Interest income	207	168	307	343
Net loss	(7,172)	(9,491)	(14,385)	(17,079)
Net loss per share — basic and diluted	$(0.26)	$(0.64)	$(0.68)	$(1.16)
Weighted average common shares outstanding—basic and diluted	27,526,065	14,737,236	21,206,269	14,734,775
Comprehensive loss:
Net loss	(7,172)	(9,491)	$(14,385)	$(17,079)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	24	38	29	21
Total other comprehensive gain (loss)	24	38	29	21
Total comprehensive loss	$(7,148)	$(9,453)	$(14,356)	$(17,058)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847
Exercise of stock options	—	—	—	—	—	—
Sale of common stock and common warrants, net of issuance costs of $2,175	11,838,582	12	21,610	—	—	21,622
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Stock-based compensation expense	—	—	460	—	—	460
Unrealized gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(7,172)	(7,172)
Balances at June 30, 2019	27,810,358	$28	$213,083	$24	$(183,151)	$29,984

Balances at December 31, 2017	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797
Exercise of stock options	10,565	—	16	—	—	16
Stock-based compensation expense	—	—	767	—	—	767
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(7,588)	(7,588)
Balances at March 31, 2018	14,734,383	$15	$185,544	$(50)	$(144,534)	$40,975
Exercise of stock options	3,019	—	12	—	—	12
Stock-based compensation expense	—	—	1,334	—	—	1,334
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(9,491)	(9,491)
Balances at June 30, 2018	14,737,402	$15	$186,890	$(12)	$(154,025)	$32,868

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,385)	$(17,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	58	82
Net amortization of premiums and discounts on investments	(94)	(93)
Stock-based compensation expense	1,023	2,101
Change in deferred rent	—	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29	141
Other assets	691	15
Accounts payable	(25)	(22)
Operating lease liabilities	(173)	—
Accrued expenses and other current liabilities	(317)	481
Net cash used in operating activities	(13,193)	(14,385)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(213)
Purchases of investments	(21,284)	(20,763)
Proceeds from sales or maturities of investments	10,100	35,955
Net cash provided by (used in) investing activities	(11,315)	14,979
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	23,865	—
Proceeds from exercise of stock options	165	28
Net cash provided by financing activities	24,030	28
Net decrease in cash, cash equivalents and restricted cash	(478)	622
Cash, cash equivalents and restricted cash at beginning of period	11,228	11,951
Cash, cash equivalents and restricted cash at end of period	$10,750	$12,573

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. The Company’s lead product candidate, ALRN-6924, is a cell-permeating peptide that disrupts the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in the Company’s ongoing clinical trials, the Company believes that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for a wide variety of cancers. Additionally, preclinical experiments have shown that, in normal, non-cancer cells, ALRN-6924 induces cell cycle arrest when administered using a different schedule and lower doses than those used to induce cell death in cancer cells. Based on this preclinical data, the Company believes that a significant myelopreservation opportunity exists, to protect normal bone marrow cells against chemotherapy-induced toxicity.

The Company’s clinical development program for ALRN-6924 is currently focused on an ongoing Phase 2a expansion cohort studying the combination of ALRN-6924 and palbociclib (Ibrance™), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and a planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect normal bone marrow cells against chemotherapy-induced toxicity.

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

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants (the “common warrants”) to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. The Company received aggregate gross proceeds from the private placement of approximately $26,000, before deducting placement agent fees and offering expenses of $2,175, and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2019, the Company has funded its operations with net proceeds of $23,825 from its private placement on April 2, 2019, $50,009 from its initial public offering on July 5, 2017, $131,211 from sales of preferred stock, $552 from the exercise of stock options and $34,910 from a collaboration agreement. As of June 30, 2019, the Company had cash, cash equivalents and investments of $31,522. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $183,151 as of June 30, 2019. The Company expects to continue to generate losses for the foreseeable future.

On July 12, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule.  In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the minimum bid price rule. The Company is actively monitoring its stock price and will consider any and all options available to the Company to maintain compliance. The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

As of August 6, 2019, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $31,522 as of June 30, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2020. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2019 and for the six months ended June 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 29, 2019.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended

June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of June 30, 2019 and December 31, 2018, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of June 30, 2019 and December 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility (see Note 8).

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

Net Loss per Share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding for the period. Diluted net income (loss) is computed by adjusting income (loss) per share to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock are considered potential dilutive common shares.

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

The Company adopted the standard effective January 1, 2019. It has implemented the standard using the required modified retrospective approach and has also elected to utilize the package of practical expedients. The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. The Company elected to adopt the standard at the beginning of the period of adoption.

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

	January 1, 2019 prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as adjusted
Operating lease right-of-use assets, net	$—	$6,697	$6,697
Property and equipment, net	7,290	(6,998)	292
Construction financing liability	5,342	(5,342)	-
Other liabilities, current	3,639	(87)	3,552
Operating lease liabilities, current	—	334	334
Operating lease liabilities, net of current portion	—	5,067	5,067
Accumulated deficit	(168,493)	(273)	(168,766)

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,669	$—	$—	$5,669
Commercial paper	—	3,347	—	3,347
Investments:
Corporate notes	—	13,697	—	13,697
Commercial paper	—	7,668	—	7,668
	$5,669	$24,712	$—	$30,381

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,041	$—	$—	$6,041
Corporate notes	—	998	—	998
Commercial paper	—	2,495	—	2,495
Investments:
Corporate notes	—	3,644	—	3,644
Commercial paper	—	6,416	—	6,416
	$6,041	$13,553	$—	$19,594

As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of June 30, 2019 and December 31, 2018, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$13,684	$13	$—	$13,697
Commercial paper	7,657	11	—	7,668
	$21,341	$24	$—	$21,365

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$3,647	$—	$(3)	$3,644
Commercial paper	6,418	—	(2)	6,416
	$10,065	$—	$(5)	$10,060

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
External research and development services	$1,243	$1,307
Payroll and payroll-related costs	994	1,473
Professional fees	663	436
Other	362	423
	$3,262	$3,639

6. Stockholders’ Equity

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, (the “common warrants”), to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance. The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. The Company received aggregate gross proceeds from the private placement of approximately $26,000, before deducting placement agent fees and offering expenses of $2,175, and excluding the exercise of any warrants.

The Company evaluated the terms of the common warrants issued and determined that they should be classified as equity instruments. The grant date fair value of the common warrants was estimated to be $1.78 per share, for a total of approximately $23,025. The Company estimated the fair value of the common warrants using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 2.23%, an expected life of five years and an expected volatility of 76%. The Company evaluated the terms of the pre-funded warrants and determined that they should be treated as a prepaid forward sale of equity.

No warrants were exercised during the six months ended June 30, 2019 and no warrants were granted or exercised during the six months ended June 30, 2018. The pre-funded warrants were exercised in full in July 2019.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 3,248,607 as of June 30, 2019, of which 64,486 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018 and January 1, 2019, the number of shares issuable under the 2017 Plan automatically increased by 588,953 shares and 589,939 shares, respectively.

During the six months ended June 30, 2019, pursuant to the terms of the 2017 Plan, the Company granted (i) options to employees and directors to purchase 1,692,150 shares of common stock at a weighted average exercise price of $1.63 per share and (ii) 50,000 restricted stock units with a weighted average grant date fair value of $1.75 that vest upon the satisfaction of specified performance milestones.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On December 13, 2018, the Company’s compensation committee of the board of directors determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2018 or January 1, 2019.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2019 and 2018 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Risk-free interest rate	2.35%	2.75%
Expected term (in years)	6.3	6.2
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	2,528,297	$6.31	6.7	$—
Granted	1,692,150	1.63
Exercised	(126,560)	1.30
Canceled	(66,540)	3.52
Forfeited	(149,879)	7.26
Outstanding at June 30, 2019	3,877,468	$4.44	7.9	$—
Options exercisable at June 30, 2019	1,299,550	$6.80	4.8	$—
Options vested and expected to vest at June 30, 2019	3,784,829	$6.80	4.8	$—
Options exercisable at December 31, 2018	1,214,016	$6.29	3.9	$—
Options vested and expected to vest at December 31, 2018	2,485,495	$6.31	6.6	$—

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $1.11 and $4.79, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $1,142 and $1,812, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $109 and $93, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Stock Incentive Plan. The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2019:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2018	-	-
Issued	50,000	$1.75
Vested	-	-
Canceled/forfeited	-	-
Outstanding, non-vested at June 30, 2019	50,000	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$112	$240	$193	$510
General and administrative expenses	348	1,094	830	1,591
	$460	$1,334	$1,023	$2,101

During the three and six months ended June 30, 2019 the Company recognized stock-based compensation expense of $23 and $23, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the Company had an aggregate of $5,449 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.5 years.

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,172)	$(9,491)	$(14,385)	$(17,079)

Denominator:
Weighted average common shares outstanding—basic and diluted.	26,453,428	14,737,236	20,666,988	14,734,775
Weighted average pre-funded warrants to purchase common stock.	1,072,637	-	539,281	-
Total	27,526,065	14,737,236	21,206,269	14,734,775

Net loss per share —basic and diluted	$(0.26)	$(0.64)	$(0.68)	$(1.16)

The Company’s potential dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	3,877,468	2,037,762
Warrants to purchase common stock	12,935,323	-
Restricted stock units to purchase common stock	50,000	-
Total	16,862,791	2,037,762

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost (1)
Operating lease cost	$317	$634
Total lease cost	$317	$634

Other Information
Operating cash flows used for operating leases	$246	$493
Weighted average remaining lease term (in years)	7.2	7.2
Weighted average discount rate	12.0%	12.0%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the six months ended June 30, 2019 were immaterial.

As of June 30, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$504
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	7,925
Less: imputed interest	(2,697)
Total operating lease liabilities	$5,228

As of December 31, 2018, future minimum commitments under ASC 840 under the Company’s operating leases were as follows:

As of December 31, 2018
2019	$997
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	8,418

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

The Company incurred license fees of $145 during each of the six months ended June 30, 2019 and 2018. In addition, the Company did not make any milestone payments during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through June 30, 2019 and December 31, 2018, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,718 and $4,573, respectively.

As of June 30, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the six months ended June 30, 2019 and did not incur any license fees during the six months ended June 30, 2018. In addition, the Company did not make any milestone payments during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of June 30, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2019 or December 31, 2018.

10. Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2019 and 2018. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2019 and December 31, 2018.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. Our lead product candidate, ALRN-6924, is a cell-permeating peptide that disrupts the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, we believe that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for a wide variety of cancers. Additionally, preclinical experiments have shown that, in normal, non-cancer cells, ALRN-6924 induces cell cycle arrest when administered using a different schedule and lower doses than those used to induce cell death in cancer cells. Based on this preclinical data, we believe that a significant myelopreservation opportunity exists, to protect normal bone marrow cells against chemotherapy-induced toxicity.

Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a expansion cohort studying the combination of ALRN-6924 and palbociclib (Ibrance™), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our planned Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-induced bone marrow toxicity.

We expect to present interim data on at least 15 patients from our combination trial of ALRN-6924 and palbociclib in MDM2-amplified advanced solid tumors at The European Society for Medical Oncology Annual Congress on September 28, 2019. The majority of patients enrolled to date have been liposarcoma patients due to the high rate of MDM2-amplification in this tumor type, where efficacy is typically measured in months of progression free survival. Since we expect to fully enroll our targeted 25 patients well ahead of schedule by September 2019, and the combination has been well-tolerated, we plan to expand enrollment from 25 to 35 patients, focusing on indications outside of liposarcoma to determine the broader applicability of this combination therapy in other MDM2-amplified cancers. We expect to present results from all patients in the second quarter of 2020.

Our planned Phase 1b/2 clinical trial to assess ALRN-6924 as a myelopreservative agent will be conducted initially in small-cell lung cancer patients who will be treated with the chemotherapy topotecan. We expect to enroll approximately 40 patients in this Phase 1b/2 trial beginning in September 2019 and to report proof of concept data from all patients (30-40) from the Phase 1b portion of the trial in the second quarter of 2020.

In early 2019, we concluded other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. We observed anticancer activity with ALRN-6924 in those trials. However, despite that activity, in light of our current resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in PTCL and myeloid cancers where seven drugs were approved for AML in the United States in the last two years, we made the decision to cease enrollment in these trials and further clinical development for these indications. We are seeking to license ALRN-6924, focusing currently on territories outside of the United States.

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

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

From our inception to date, we have received $23.8 million in net proceeds from our private placement on April 2, 2019, $50.0 million in net proceeds from our initial public offering, or IPO, $131.2 million from our sales of preferred stock prior to our IPO, $0.6 million from the exercise of stock options and $34.9 million from a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $14.4 million and $17.1 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $183.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

As of June 30, 2019, we had cash, cash equivalents and investments of $31.5 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure into the fourth quarter of 2020.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ALRN-6924 and p53 program	$2,651	$3,324	$4,805	$5,915
Other early-stage development programs	233	137	419	214
Employee, facility and other development expenses	1,420	1,859	3,254	4,037
Total research and development expenses	$4,304	$5,320	$8,478	$10,166

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

We are currently studying the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors in an expansion cohort of our ongoing Phase 2a trial. In addition, we expect to begin enrolling patients in a Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent in September 2019. At this time, we cannot reasonably estimate the cost for initiating and completing these and other clinical trials of ALRN-6924 and preclinical studies of ALRN-6924, as these estimates will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

General and Administrative Expenses

General and administrative expenses consist of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions; legal fees relating to patent and corporate matters; professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and public and investor relations costs; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. We anticipate that our general and administrative expenses will increase slightly in the second half of 2019 as compared to the first six months of 2019.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will decrease as our investment balance declines due to our use of cash to fund our operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,304	5,320	(1,016)
General and administrative	3,075	4,339	(1,264)
Total operating expenses	7,379	9,659	(2,280)
Loss from operations	(7,379)	(9,659)	2,280
Interest income	207	168	39
Net loss	$(7,172)	$(9,491)	$2,319

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$2,651	$3,324	$(673)
Other early-stage development programs	233	137	96
Employee, facility and other development expenses	1,420	1,859	(439)
Total research and development expenses	$4,304	$5,320	$(1,016)

Research and development expenses for the three months ended June 30, 2019 were $4.3 million, compared to $5.3 million for the three months ended June 30, 2018. The $1.0 million decrease in research and development expense primarily reflects costs incurred during the three months ended June 30, 2018 in connection with the peripheral T-cell lymphoma, or PTCL trial which we completed, and our acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS, trials which we discontinued in early 2019 and is partially offset by the clinical development costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and costs incurred in preparation for our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent. The decrease in research and development expense also reflects a decrease of $0.4 million in our employee, facility and other development expenses in the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 due to a decrease in the number of full time employees involved in research and development activities and higher recruitment fees paid in 2018 compared to 2019.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2019, compared to $4.3 million for three months ended June 30, 2018. The increased expense in the three months ended June 30, 2018 primarily reflects costs under the 2018 separation agreement with our former chief executive officer. Of this $1.3 million, approximately $0.5 million related to salary continuation payments to our former chief executive officer and $0.6 million resulted from modifications to his stock options in the three months ended June 30, 2018.

Interest Income

Interest income for the three months ended June 30, 2019 and the three months ended June 30, 2018 was $0.2 million.   We anticipate that our interest income will decrease in the future to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,478	10,166	(1,688)
General and administrative	6,214	7,256	(1,042)
Total operating expenses	14,692	17,422	(2,730)
Loss from operations	(14,692)	(17,422)	2,730
Interest income	307	343	(36)
Net loss	$(14,385)	$(17,079)	$2,694

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924 and p53 program	$4,805	$5,915	$(1,110)
Other early-stage development programs	419	214	205
Employee, facility and other development expenses	3,254	4,037	(783)
Total research and development expenses	$8,478	$10,166	$(1,688)

Research and development expenses for the six months ended June 30, 2019 were $8.5 million, compared to $10.2 million for the six months ended June 30, 2018. The $1.7 million decrease in research and development expense primarily reflects costs incurred during the six months ended June 30, 2018 in connection with the PTCL trial which we completed, and our AML and MDS trials which we discontinued in early 2019, and is partially offset by clinical development costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and costs incurred in preparation for our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent.  The decrease in research and development expense also reflects a decrease of $0.8 million in our employee, facility and other development expenses in the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 due to a decrease in the number of full time employees involved in research and development activities and higher recruitment fees that were paid in 2018 compared to 2019.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the six months ended June 30, 2019, compared to $7.3 million for six months ended June 30, 2018. The increased expense in the six months ended June 30, 2018 primarily reflects costs under the 2018 separation agreement with our former chief executive officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments to our former chief executive officer and $0.6 million resulted from modifications to his stock options in the six months ended June 30, 2018.

Interest Income

Interest income for the six months ended June 30, 2019 and for the six months ended June 30, 2018 was $0.3 million.   We anticipate that our interest income will decrease in the future to the extent our cash, cash equivalents and investments are lower due to our use of cash to fund our operations.

Liquidity and Capital Resources

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception to date, we have received $23.8 million in net proceeds from our private placement on April 2, 2019, $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock and $34.9 million from the collaboration agreement. As of June 30, 2019, we had cash, cash equivalents and investments of $31.5 million.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule.  In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the minimum bid price rule. If at any time before January 8, 2020 the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

We may also be eligible for an additional 180 calendar day compliance period, subject to our ability to transfer the listing of our common stock to the Nasdaq Capital Market, or we may appeal a future delisting determination by the Nasdaq Listing Qualifications Department staff to a Nasdaq Listing Qualifications Panel.  However, there can be no assurance that such an appeal would be successful.  We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described below in Part II, Item 1A of this Quarterly Report in the section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions.  Any potential delisting of our common stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our common stock in the public market.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(13,193)	$(14,385)
Cash provided by (used in) investing activities	(11,315)	14,979
Cash provided by financing activities	24,030	28
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(478)	$622

Operating Activities. During the six months ended June 30, 2019, operating activities used $13.2 million of cash, resulting primarily from our net loss of $14.4 million and cash provided by the change in operating assets and liabilities of $0.2 million offset by $1.0 in non-cash stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted primarily of a decrease of $0.3 million in accrued expenses and other current liabilities offset by a decrease of $0.7 million in other assets. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

During the six months ended June 30, 2018, operating activities used $14.4 million of cash, resulting from our net loss of $17.1 million offset by $2.1 million of non-cash charges and $0.6 million provided by changes in our operating assets and liabilities. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted primarily of an increase of $0.5 million in accrued severance, partially offset by the amortization of prepaid expenses. The increase in accrued expenses and other current liabilities was primarily due to the increase in accrued severance.

Investing Activities. During the six months ended June 30, 2019 investing activities used $11.3 million of cash resulting from $10.1 million of proceeds from the sale of investments offset by $21.3 million of purchases of investments and $0.1 million of purchases of property and equipment. During the six months ended June 30, 2018, investing activities provided $15.0 million of cash resulting from $36.0 million of proceeds from the sale of investments offset by $20.8 million of purchases of investments and $0.2 million of purchases of property and equipment related to our planned move to a new office and laboratory facility in August 2018.

Financing Activities. During the six months ended June 30, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our 2019 private placement and due to the proceeds from option exercises. During the six months ended June 30, 2018 net cash provided by financing activities was not material.

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

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million, before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

As of August 6, 2019, the date of issuance of these unaudited interim condensed financial statements, we expect that our cash, cash equivalents and investments of $31.5 million as of June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. Our future viability is dependent on our ability to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all.

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

During the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $31.5 million as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $14,385 million and $17,079 million for the six-month periods ended June 30, 2019 and 2018, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We may also determine to discontinue development of our product candidates for certain indications for a variety of other strategic reasons. For example, we have decided not to further develop ALRN-6924 for the treatment of PTCL without a strategic partner.

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

In general, our clinical trials of ALRN-6924 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of ALRN-6924 and our other product candidates will include similar patients with deteriorating health. It is possible that some of these patients might die prior to their completion of our clinical trial. For example, in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML, or acute myeloid leukemia, and MDS, or advanced high-risk myelodysplastic syndrome, a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924 or the other product candidates that may be the subject of the clinical trial. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Our current owned and in-licensed patents covering our proprietary technologies and our product candidates are expected to expire on various dates from 2020 through 2033, including a composition of matter patent that we own covering our lead product candidate, ALRN-6924, which expires in the United States in 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

In early 2016, Harvard sent us a letter claiming that we had not achieved one or more of the diligence milestones set forth in our license agreement with Harvard and DFCI and that we were in material breach of the license agreement. We rejected the proposal and provided Harvard with a response stating our position that we had fully satisfied the diligence milestones required under the license agreement. Since that time, Harvard has never re-asserted its claim or sought to terminate the license agreement. In making its assertion, Harvard did not seek to terminate the license agreement or interfere with our ongoing p53 program, but instead proposed to convert our exclusive license with respect to certain of the patent families licensed under the license agreement to a non-exclusive license. In any event, Harvard’s proposal would not have impeded our development of ALRN-6924 or our other ongoing programs. DFCI did not join Harvard in making this assertion or proposal and has not expressed a similar position to us. We have continued to communicate with Harvard in the ordinary course, including providing periodic reports, and have paid applicable licensing and milestone payments to Harvard pursuant to the terms of the license agreement, and we believe we remain in full compliance with the agreement.

We continue to monitor our compliance with our obligations under our license agreements on an ongoing basis. However, if in the future Harvard or DFCI were to successfully assert a material breach and if we were to lose some or all of our rights under the license agreement, our business would be adversely affected, and it may be difficult to commercialize ALRN-6924 until the applicable patents covered by the license agreement with Harvard and DFCI expired, unless we were able to negotiate a new license arrangement with those parties.

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

Risks Related to Our Common Stock

If we fail to regain compliance with the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule.  In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the minimum bid price rule. If at any time before January 8, 2020 the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price rule by January 8, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price rule. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Listing Qualifications Department staff of our intention to cure the deficiency during the additional compliance period.

If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our stock would remain listed pending the panel’s decision.  However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions.  Any potential delisting of our common stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Our stock price is volatile. During the period from June 28, 2017 to August 5, 2019, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.49 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 5, 2019, we had 27,810,358 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In connection with the private placement, we entered into a registration rights agreement, pursuant to which we registered for resale the shares purchased in the private placement and shares issuable upon exercise of warrants to be issued in the private placement. Under this agreement, we filed a registration statement covering the resale of shares by the purchasers within 30 days following the closing of the private placement to use commercially reasonable efforts to cause this registration statement to become effective as soon as practicable, and to keep this registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

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

2019 Private Placement

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. William Blair & Company, L.L.C. acted as sole placement agent in connection with the offering. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

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

The issuance and sale of the units pursuant to the securities purchase agreement was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

As of June 30, 2019, we have used $42.3 million of the net proceeds from our initial public offering, primarily to fund our ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), our planned trial to evaluate ALRN-6924 as a myelopreservative agent, and to fund our clinical trials of ALRN-6924 for the treatment of PTCL trial which we completed, and our AML and MDS trials which we discontinued, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

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

Aileron Therapeutics, Inc.

Date: August 6, 2019	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 6, 2019	By:	/s/ Donald V. Dougherty
Donald V. Dougherty
Chief Financial Officer (principal financial officer)