Form 10-Q
period 2019-09-30
AILERON THERAPEUTICS INC
filed 2019-11-07
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2019, the registrant had 27,810,358 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,867	$10,635
Investments	17,694	10,060
Prepaid expenses and other current assets	1,911	1,055
Restricted cash	25	25
Total current assets	26,497	21,775
Operating lease, right-of-use asset	6,224	—
Property and equipment, net	361	7,290
Restricted cash, non-current	568	568
Other assets	302	679
Total assets	$33,952	$30,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,349	$1,731
Accrued expenses and other current liabilities	3,653	3,639
Operating lease liabilities	426	—
Total current liabilities	6,428	5,370
Operating lease liabilities, net of current portion	4,708	—
Construction financing liability	—	5,342
Total liabilities	11,136	10,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 27,810,358 and 14,748,475 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28	15
Additional paid-in capital	213,671	188,083
Accumulated other comprehensive gain/(loss)	17	(5)
Accumulated deficit	(190,900)	(168,493)
Total stockholders’ equity	22,816	19,600
Total liabilities and stockholders’ equity	$33,952	$30,312

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,475	4,321	12,953	14,487
General and administrative	3,440	3,177	9,654	10,433
Total operating expenses	7,915	7,498	22,607	24,920
Loss from operations	(7,915)	(7,498)	(22,607)	(24,920)
Interest income	166	64	473	407
Net loss	(7,749)	(7,434)	(22,134)	(24,513)
Net loss per share — basic and diluted	$(0.28)	$(0.50)	$(0.95)	$(1.66)
Weighted average common shares outstanding—basic and diluted	27,810,358	14,737,402	23,431,823	14,735,660
Comprehensive loss:
Net loss	(7,749)	(7,434)	$(22,134)	$(24,513)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(7)	9	22	30
Total other comprehensive gain (loss)	(7)	9	22	30
Total comprehensive loss	$(7,756)	$(7,425)	$(22,112)	$(24,483)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847
Exercise of stock options	—	—	—	—	—	—
Sale of common stock and common warrants, net of issuance costs of $2,175	11,838,582	12	21,610	—	—	21,622
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Stock-based compensation expense	—	—	460	—	—	460
Unrealized gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(7,172)	(7,172)
Balances at June 30, 2019	27,810,358	$28	$213,083	$24	$(183,151)	$29,984
Exercise of pre-funded warrants	—	—	11	—	—	11
Issuance costs of $37	—	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	614	—	—	614
Unrealized loss on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(7,749)	(7,749)
Balances at September 30, 2019	27,810,358	$28	$213,671	$17	$(190,900)	$22,816

Balances at December 31, 2017	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797
Exercise of stock options	10,565	—	16	—	—	16
Stock-based compensation expense	—	—	767	—	—	767
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(7,588)	(7,588)
Balances at March 31, 2018	14,734,383	$15	$185,544	$(50)	$(144,534)	$40,975
Exercise of stock options	3,019	—	12	—	—	12
Stock-based compensation expense	—	—	1,334	—	—	1,334
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(9,491)	(9,491)
Balances at June 30, 2018	14,737,402	$15	$186,890	$(12)	$(154,025)	$32,868
Stock-based compensation expense	—	—	588	—	—	588
Unrealized loss on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(7,434)	(7,434)
Balances at September 30, 2018	14,737,402	$15	$187,478	$(3)	$(161,459)	$26,031

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,134)	$(24,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	80	169
Net amortization of premiums and discounts on investments	(170)	(184)
Stock-based compensation expense	1,637	2,689
Change in deferred rent	—	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(871)	(315)
Other assets	852	15
Accounts payable	603	(44)
Operating lease liabilities	(267)	—
Accrued expenses and other current liabilities	101	931
Net cash used in operating activities	(20,169)	(21,263)
Cash flows from investing activities:
Purchases of property and equipment	(136)	(2,491)
Purchases of investments	(24,510)	(26,231)
Proceeds from sales or maturities of investments	17,068	45,105
Net cash provided by (used in) investing activities	(7,578)	16,383
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	23,814	—
Proceeds from exercise of stock options	165	28
Increase in construction financing liability	—	1,210
Net cash provided by financing activities	23,979	1,238
Net decrease in cash, cash equivalents and restricted cash	(3,768)	(3,642)
Cash, cash equivalents and restricted cash at beginning of period	11,228	11,951
Cash, cash equivalents and restricted cash at end of period	$7,460	$8,309

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company advancing a proprietary platform of cell-permeating alpha-helical peptides. The stabilized helical structure of the Company’s peptides allows the design of cell-permeating therapeutic agents with large molecular surfaces for optimal target binding properties, resulting in product candidates like ALRN-6924, the Company’s lead product candidate. The Company’s current focus is to improve the standard of care for patients with cancer by developing safe and effective therapies and cancer supportive care treatments that leverage its proprietary peptide platform. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in the Company’s ongoing clinical trials, the Company believes that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for the treatment of a wide variety of cancers. Additionally, preclinical experiments have shown that, in normal, non-cancer cells, ALRN-6924 induces cell cycle arrest when administered using a different schedule and lower doses than those used to induce cell death in cancer cells. Based on this preclinical data, the Company believes that a significant myelopreservation opportunity exists, to protect against chemotherapy-related toxicities.

The Company’s clinical development program for ALRN-6924 is currently focused on an ongoing Phase 2a expansion cohort studying the combination of ALRN-6924 and palbociclib (Ibrance™), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and an ongoing Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-related toxicities.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2019, the Company has funded its operations with net proceeds of $23,825 from its private placement on April 2, 2019, $50,009 from its initial public offering on July 5, 2017, $131,211 from sales of preferred stock prior to the Company’s initial public offering, $552 from the exercise of stock options and $34,910 from a collaboration agreement. As of September 30, 2019, the Company had cash, cash equivalents and investments of $24,561. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $190,900 as of September 30, 2019. The Company expects to continue to generate losses for the foreseeable future.

On July 12, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the minimum bid price rule. If at any time before January 8, 2020 the bid price for the Company’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to the Company that it is in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules. The Company is actively monitoring its stock price and will consider any and all options available to the Company to maintain compliance. The alternatives to trading on the Nasdaq Global Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

As of November 7, 2019, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $24,561 as of September 30, 2019, will be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2020. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. The Company plans to address this condition by seeking to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing and therefore it is not considered probable, as defined in accounting standards ASU No. 2014-15 (subtopic 205-40), that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

To execute its business plans beyond the fourth quarter of 2020, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 29, 2019.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of September 30, 2019 and December 31, 2018, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of September 30, 2019 and December 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility (see Note 8).

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) is computed by adjusting income (loss) per share to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock are considered potential dilutive common shares.

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

As a result of the adoption of ASU 2016-02, the Company de-recognized $7,079 of the building asset and $81 of accumulated depreciation related to its corporate headquarters at 490 Arsenal Way. Prior to the adoption of ASU 2016-02, the Company classified facility improvements associated with the 490 Arsenal Way building as a component of its building asset. Subsequent to the adoption of ASU 2016-02, these improvements were reclassified to leasehold improvements.

	January 1, 2019 prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 as adjusted
Operating lease right-of-use assets, net	$—	$6,697	$6,697
Property and equipment, net	7,290	(6,998)	292
Construction financing liability	5,342	(5,342)	—
Other liabilities, current	3,639	(87)	3,552
Operating lease liabilities, current	—	334	334
Operating lease liabilities, net of current portion	—	5,067	5,067
Accumulated deficit	(168,493)	(273)	(168,766)

Recently Issued Accounting Pronouncements

Fair Value of Financial Instruments

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company has not yet adopted this ASU and is currently assessing the impact that this ASU will have on its consolidated financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,363	$—	$—	$5,363
Investments:
Corporate notes	—	10,744	—	10,744
Commercial paper	—	6,950	—	6,950
	$5,363	$17,694	$—	$23,057

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,041	$—	$—	$6,041
Corporate notes	—	998	—	998
Commercial paper	—	2,495	—	2,495
Investments:
Corporate notes	—	3,644	—	3,644
Commercial paper	—	6,416	—	6,416
	$6,041	$13,553	$—	$19,594

As of September 30, 2019 and December 31, 2018, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of September 30, 2019 and December 31, 2018, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$10,736	$8	$—	$10,744
Commercial paper	6,941	9	—	6,950
	$17,677	$17	$—	$17,694

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$3,647	$—	$(3)	$3,644
Commercial paper	6,418	—	(2)	6,416
	$10,065	$—	$(5)	$10,060

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
External research and development services	$1,459	$1,307
Payroll and payroll-related costs	1,168	1,473
Professional fees	683	436
Other	343	423
	$3,653	$3,639

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

The Company evaluated the terms of the common warrants issued and determined that they should be classified as equity instruments. The grant date fair value of the common warrants was estimated to be $1.78 per share, for a total of approximately $23,025. The Company estimated the fair value of the common warrants using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 2.23%, an expected life of five years and an expected volatility of 76%. The Company evaluated the terms of the pre-funded warrants and classified them as equity.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 3,634,735 as of September 30, 2019, of which 450,594 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 plan and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2018 and January 1, 2019, the number of shares issuable under the 2017 Plan automatically increased by 588,953 shares and 589,939 shares, respectively.

During the nine months ended September 30, 2019, pursuant to the terms of the 2017 Plan, the Company granted (i) options to employees and directors to purchase 1,692,150 shares of common stock at a weighted average exercise price of $1.63 per share and (ii) 50,000 restricted stock units with a weighted average grant date fair value of $1.75 that vest upon the satisfaction of specified performance milestones.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On December 13, 2018, the Company’s compensation committee of the board of directors determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2018 or January 1, 2019. The Company has not issued any shares under the 2017 ESPP.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2019 and 2018 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk-free interest rate	2.35%	2.77%
Expected term (in years)	6.3	6.2
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	2,528,297	$6.31	6.7	$—
Granted	1,692,150	1.63
Exercised	(126,560)	1.30
Canceled	(188,228)	5.86
Forfeited	(414,299)	6.63
Outstanding at September 30, 2019	3,491,360	$4.21	7.5	$—
Options exercisable at September 30, 2019	1,364,172	$6.55	4.7	$—
Options vested and expected to vest at September 30, 2019	3,421,857	$4.24	4.7	$—
Options exercisable at December 31, 2018	1,214,016	$6.29	3.9	$—
Options vested and expected to vest at December 31, 2018	2,485,495	$6.31	6.6	$—

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $1.11 and $3.65, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $1,836 and $2,633, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $109 and $93, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Stock Incentive Plan. The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2019:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2018	—	—
Issued	50,000	$1.75
Vested	—	—
Canceled/forfeited	—	—
Outstanding, non-vested at September 30, 2019	50,000	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$177	$226	$370	$736
General and administrative expenses	437	362	1,267	1,953
	$614	$588	$1,637	$2,689

During the three and nine months ended September 30, 2019 the Company recognized stock-based compensation expense of $68 and $91, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, the Company had an aggregate of $3,694 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.5 years.

8. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,749)	$(7,434)	$(22,134)	$(24,513)

Denominator:
Weighted average common shares outstanding—basic and diluted.	27,810,358	14,737,402	23,431,823	14,735,660
Total	27,810,358	14,737,402	23,431,823	14,735,660

Net loss per share —basic and diluted	$(0.28)	$(0.50)	$(0.95)	$(1.66)

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

	Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	3,491,260	2,182,640
Warrants to purchase common stock	11,838,582	—
Restricted stock units to purchase common stock	50,000	—
Total	15,379,842	2,182,640

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost (1)
Operating lease cost	$317	$950
Total lease cost	$317	$950

Other Information
Operating cash flows used for operating leases	$250	$743
Weighted average remaining lease term (in years)	7.0	7.0
Weighted average discount rate	12.0%	12.0%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the nine months ended September 30, 2019 were immaterial.

As of September 30, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$254
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	7,675
Less: imputed interest	(2,541)
Total operating lease liabilities	$5,134

As of December 31, 2018, future minimum commitments under ASC 840 under the Company’s operating leases were as follows:

As of December 31, 2018
2019	$997
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	8,418

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

The Company incurred license fees of $145 during each of the nine months ended September 30, 2019 and 2018. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through September 30, 2019 and December 31, 2018, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,718 and $4,573, respectively.

As of September 30, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the nine months ended September 30, 2019 and did not incur any license fees during the nine months ended September 30, 2018. In addition, the Company did not make any milestone payments during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company did not incur any license fees during the three and nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of September 30, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

The agreement expires upon expiration of the last of any patent rights covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2019 or December 31, 2018.

10. Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2019 and 2018. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2019 and December 31, 2018.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a proprietary platform of cell-permeating alpha-helical peptides. The stabilized helical structure of our peptides allows the design of cell-permeating therapeutic agents with large molecular surfaces for optimal target binding properties, resulting in product candidates like our lead product candidate ALRN-6924. Our current focus is to improve the standard of care for patients with cancer by developing safe and effective therapies and cancer supportive care treatments that leverage its proprietary peptide platform. Based on preclinical data and preliminary evidence of safety and anti-tumor activity in our ongoing clinical trials, we believe that there may be a significant opportunity to develop ALRN-6924 in combination with other drugs for a wide variety of cancers. Additionally, preclinical experiments have shown that, in normal, non-cancer cells, ALRN-6924 induces cell cycle arrest when administered using a different schedule and lower doses than those used to induce cell death in cancer cells. Based on this preclinical data, we believe that a significant myelopreservation opportunity exists to protect against chemotherapy-related toxicities.

Our clinical development program for ALRN-6924 is currently focused on our ongoing Phase 2a expansion cohort studying the combination of ALRN-6924 and palbociclib (Ibrance™), marketed by Pfizer, Inc., for the treatment of MDM2-amplified advanced solid tumors and our ongoing Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreservative agent, to protect against chemotherapy-related toxicities.

At the annual conference of the European Society for Medical Oncology, on September 28, 2019 we presented positive interim results from our Phase 2a expansion cohort of ALRN-6924 in combination with palbociclib, which showed a median progression-free survival of 4.4 months with 53% censoring in 17 patients with previously treated advanced MDM2-amplified liposarcoma.  MDM2 amplification or MDM2/CDK4 co-amplification is often found in sarcoma patients. Accordingly, 20 of the 26 patients enrolled as of the interim analysis were liposarcoma patients. There is a high unmet medical need for liposarcoma patients as evidenced by a median progression-free survival of 3 months or less for FDA-approved drugs for the treatment of 2nd or 3rd line liposarcoma, such as trabectedin and eribulin, respectively. To date, no partial or complete responses have been observed in the 17 liposarcoma patients. Although palbociclib monotherapy is not approved for the treatment of liposarcoma, it is recommended by the National Cancer Center Network guidelines as a treatment option. However, in a trial conducted independently from Aileron Therapeutics, the reported progression-free survival rate for palbociclib monotherapy at 12 weeks was 57% in liposarcoma patients who mostly had received no or one prior therapy (Dickson et al, JAMA Oncol. 2016). Encouragingly, our combination therapy achieved a more favorable progression-free survival rate of 73% at 12 weeks in liposarcoma, despite the fact that our combination therapy was evaluated in a more pretreated patient population. These interim results have further encouraged us to expand enrollment from 26 to 35 patients, focusing on indications outside of liposarcoma to determine the broader applicability of the combination. These results also have helped drive enrollment for the trial, and we are on track to announce the final data readout in the second quarter of 2020.

The reported safety results show that the combination has been very well-tolerated in the trial, with the most common non-hematological related adverse events grade ≤2 being nausea (46%) and fatigue (23%). Grade 3/4 neutropenia, thrombocytopenia and anemia were observed in 27%, 4%, and 0% of patients, respectively (Meric-Bernstam et al, ESMO 2019).

On October 29, 2019, we presented nonclinical research demonstrating that in non-clinical studies ALRN-6924 reduced the toxic side effects of chemotherapy in normal cells, and did not reduce the anti-cancer activity of chemotherapy in p53-mutated cancers. Our Phase 1b/2 clinical trial to assess ALRN-6924 as a myelopreserving agent is currently being conducted initially in small-cell lung cancer, or SCLC, patients who will be treated with the chemotherapy topotecan. We expect to enroll up to 40 patients in this Phase 1b/2 trial that began in September 2019 and to report proof of concept data from the Phase 1b portion of the trial in the second quarter of 2020. We plan to expand our clinical program for ALRN-6924 in myelopreservation to include an additional Phase 1b cohort in non-small cell lung cancer patients treated with docetaxel.  In addition, we are planning a randomized expansion cohort of the Phase 1b SCLC trial to treat patients with alternating cycles of chemotherapy with and without ALRN-6924, or the “on/off” cohort. This “on/off” cohort is designed to provide a robust clinical proof of concept to demonstrate the effects of ALRN-6924 as a myelopreserving agent, as each patient will serve as his/her own control. If and when we identify a recommended phase 2 dose in the ongoing phase 1b trial, we plan to commence patient enrollment into these new cohorts in the second quarter of 2020. We have reallocated resources that had been dedicated to our early-stage pipeline programs to accommodate increased investment in the clinical development of ALRN-6924.

In the first half of 2019, we concluded other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. We observed anticancer activity with ALRN-6924 in those trials. However, despite that activity, in light of our current resources, and our assessment of the commercial opportunities in these indications, as well as the changed competitive landscape in peripheral T-cell lymphoma, or PTCL, and myeloid cancers where seven drugs were approved for acute myeloid leukemia, or AML, in the United States in the last two years, we made the decision to cease enrollment in these trials and further clinical development for these indications.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $22.1 million and $24.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $190.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

As of September 30, 2019, we had cash, cash equivalents and investments of $24.6 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of September 30, 2019 will enable us to fund our current business plan including related operating expenses and capital expenditure into the fourth quarter of 2020. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ALRN-6924	$2,999	$2,387	$7,991	$8,301
Other early-stage development programs	286	71	518	286
Employee, facility and other development expenses	1,190	1,863	4,444	5,900
Total research and development expenses	$4,475	$4,321	$12,953	$14,487

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur additional research and development expenses in the foreseeable future as we continue our non-clinical research with ALRN-6924, continue to initiate additional clinical trials of ALRN-6924, pursue later stages of clinical development of ALRN-6924 and continue to discover and develop additional product candidates, including product candidates for targets in which we have made substantial investments in prior years for the treatment of a variety of disease indications.

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

We are currently studying the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors in an expansion cohort of our ongoing Phase 1/2a trial. In addition, we began enrolling patients in a Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreserving agent in September 2019. At this time, we cannot reasonably estimate the cost for completing these and initiating and completing other clinical trials of ALRN-6924 and preclinical studies of ALRN-6924, as these estimates will be highly dependent on the clinical data from ongoing clinical trials as well as any other indications chosen for further evaluation.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will fluctuate in the future in response to our cash, cash equivalents and investments, and the interest rate environment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,475	4,321	154
General and administrative	3,440	3,177	263
Total operating expenses	7,915	7,498	417
Loss from operations	(7,915)	(7,498)	(417)
Interest income	166	64	102
Net loss	$(7,749)	$(7,434)	$(315)

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924	$2,999	$2,387	$612
Other early-stage development programs	286	71	215
Employee, facility and other development expenses	1,190	1,863	(673)
Total research and development expenses	$4,475	$4,321	$154

Research and development expenses for the three months ended September 30, 2019 were $4.5 million, compared to $4.3 million for the three months ended September 30, 2018. The $0.2 million increase in research and development expense primarily reflects higher costs incurred for the clinical development of ALRN-6924 partially offset by a decrease of $0.7 million in our employee and other development expenses due to a decrease in the number of research and development employees from 15 in 2018 to 10 in 2019 and higher recruitment fees that were paid in 2018 compared to 2019.

Clinical development of ALRN-6924 during the three months ended September 30, 2019 primarily reflects costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and costs incurred in preparation for our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreserving agent.  Clinical development of ALRN-6924 during the three months ended September 30, 2018 primarily reflects costs incurred in connection with the PTCL trial, which we completed, and our AML and MDS trials, which we discontinued, in early 2019.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2019, compared to $3.2 million for three months ended September 30, 2018. The increased expense in the three months ended September 30, 2019 primarily reflects costs related to increased business development efforts.

Interest Income

Interest income for the three months ended September 30, 2019 was $0.2 million, compared to $0.1 million for the three months ended September 30, 2018. We anticipate that our interest income will fluctuate in the future in response to our cash, cash equivalents and investments, and then current interest rates.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	12,953	14,487	(1,534)
General and administrative	9,654	10,433	(779)
Total operating expenses	22,607	24,920	(2,313)
Loss from operations	(22,607)	(24,920)	2,313
Interest income	473	407	66
Net loss	$(22,134)	$(24,513)	$2,379

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924	$7,991	$8,301	$(310)
Other early-stage development programs	518	286	232
Employee, facility and other development expenses	4,444	5,900	(1,456)
Total research and development expenses	$12,953	$14,487	$(1,534)

Research and development expenses for the nine months ended September 30, 2019 were $13.0 million, compared to $14.5 million for the nine months ended September 30, 2018. The $1.5 million decrease in research and development expense is primarily a result of a $1.5 million decrease in our employee and other development expenses in the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018 due to a reduction of research and development employees from 15 in 2018 to 10 in 2019 and higher recruitment fees that were paid in 2018 compared to 2019.

Clinical development of ALRN-6924 during the nine months ended September 30, 2019 primarily reflects costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and costs incurred in preparation for our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a myelopreserving agent.  Clinical development of ALRN-6924 during the nine months ended September 30, 2018 primarily reflects costs incurred in connection with the PTCL trial, which we completed, and our AML and MDS trials, which we discontinued, in early 2019.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the nine months ended September 30, 2019, compared to $10.4 million for nine months ended September 30, 2018. General and administrative expenses in the nine months ended September 30, 2018 include $1.1 million in expense related to a separation agreement with our former chief executive officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments to our former chief executive officer and $0.6 million resulted from modifications to his stock options in the nine months ended September 30, 2019. Partially offsetting these savings are, higher business development related expenses in 2019 as compared to 2018.

Interest Income

Interest income for the nine months ended September 30, 2019 was $0.5 million, compared to $0.4 million for the nine months ended September 30, 2018. We anticipate that our interest income will fluctuate in the future in response to our cash, cash equivalents and investments, and then current interest rates.

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

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception to date, we have received $23.8 million in net proceeds from our private placement on April 2, 2019, $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock prior to our IPO and $34.9 million from the collaboration agreement. As of September 30, 2019, we had cash, cash equivalents and investments of $24.6 million.

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

We may also be eligible for an additional 180 calendar day compliance period, subject to our ability to transfer the listing of our common stock to the Nasdaq Capital Market, or we may appeal a future delisting determination by the Nasdaq Listing Qualifications Department staff to a Nasdaq Listing Qualifications Panel.  However, there can be no assurance that such an appeal would be successful.  We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule. The alternatives to trading on the Nasdaq Global Market or another national securities exchange are generally considered to be less efficient and less broad-based and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(20,169)	$(21,263)
Cash provided by (used in) investing activities	(7,578)	16,383
Cash provided by financing activities	23,979	1,238
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(3,768)	$(3,642)

Operating Activities. During the nine months ended September 30, 2019, operating activities used $20.2 million of cash, resulting primarily from our net loss of $22.1 million and cash provided by the change in operating assets and liabilities of $0.3 million offset by $1.6 in non-cash stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of an increase of $0.1 million in accrued expenses and other current liabilities as well as a decrease of $0.9 million in other assets. The increase in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

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

Investing Activities. During the nine months ended September 30, 2019 investing activities used $7.6 million of cash resulting from $17.1 million of proceeds from the sale of investments offset by $24.5 million of purchases of investments and $0.1 million of purchases of property and equipment. During the nine months ended September 30, 2018, investing activities provided $16.4 million of cash resulting from $45.1 million of proceeds from the sale of investments offset by $26.2 million of purchases of investments and $2.5 million of purchases of property and equipment related to the move into our new office and laboratory facility in August 2018.

Financing Activities. During the nine months ended September 30, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our 2019 private placement and due to the proceeds from option exercises. During the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of a $1.2 million increase in our construction financing liability and proceeds from the exercise of employee stock options.

Funding Requirements

Subject to obtaining the necessary funding, we expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in the early stages of clinical development, and other product candidates and programs. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

As of November 7, 2019, the date of issuance of these unaudited interim condensed financial statements, we expect that our cash, cash equivalents and investments of $24.6 million as of September 30, 2019 will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. We plan to address this condition by seeking to raise additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing and therefore it is not considered probable, as defined in accounting standards Accounting Standards Update No. 2014-15 (subtopic 205-40), that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

To execute our business plans beyond the fourth quarter of 2020, we will need substantial funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion plans or commercialization efforts, which could adversely affect our business prospects.

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, and preclinical research and clinical trials for our other product candidates;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;

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

During the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance and Operations, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Vice President of Finance and Operations concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $24.6 million as of September 30, 2019 will enable us to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2020. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. We plan to address this condition by raising additional capital to finance our operations. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $22,135 million and $24,513 million for the nine-month periods ended September 30, 2019 and 2018, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	initiate and continue research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-induced myelosuppression is a novel approach and we believe that we are the only company currently developing a MDM2 and MDMX inhibitor for this patient population. The scientific evidence to support the feasibility of developing this product candidate is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 in clinical trials.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60. We are also aware of potential competitors in the myelopreservation space, including G1 Therapeutics, Inc.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The European Medicines Agency, or EMA, also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including additional regulatory compliance. We also contract with foreign CROs that may be less experienced with respect to regulatory matters applicable to us. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In early 2016, Harvard communicated a claim to us that we had not achieved one or more of the diligence milestones set forth in our license agreement with Harvard and DFCI and that we were in material breach of the license agreement. We provided Harvard with a response stating our position that we had fully satisfied the diligence milestones required under the license agreement. Since that time, Harvard has never re-asserted its claim or sought to terminate the license agreement. In making its assertion, Harvard did not seek to terminate the license agreement or interfere with our ongoing p53 program, but instead proposed to convert our exclusive license with respect to certain of the patent families licensed under the license agreement to a non-exclusive license. In any event, Harvard’s proposal would not have impeded our development of ALRN-6924 or our other ongoing programs. DFCI did not join Harvard in making this assertion or proposal and has not expressed a similar position to us. We have continued to communicate with Harvard in the ordinary course, including providing periodic reports, and have paid applicable licensing and milestone payments to Harvard pursuant to the terms of the license agreement, and we believe we remain in full compliance with the agreement.

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

The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The current administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the U.S. Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the current administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the current administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the current administration continues to press for drug price control measures including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our stock price is volatile. During the period from June 28, 2017 to November 5, 2019, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.41 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 5, 2019, we had 27,810,358 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of September 30, 2019, we have used $49.3 million of the net proceeds from our initial public offering, primarily to fund our ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), our ongoing Phase 1b/2 trial to evaluate ALRN-6924 as a myelopreservative agent, and to fund our clinical trials of ALRN-6924 for the treatment of PTCL trial which we completed, and our AML and MDS trials which we discontinued, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

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

Aileron Therapeutics, Inc.

Date: November 7, 2019	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2019	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Vice President of Finance and Operations (principal financial officer)