Form 10-K
period 2019-12-31
AILERON THERAPEUTICS INC
filed 2020-03-30
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 210 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $20,007,968.

As of March 20, 2020, the Registrant has 27,810,358 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that is discovering and developing novel medicines to improve the outcomes and the quality of life of cancer patients by targeting high-value and historically undruggable targets using our proprietary platform of stabilized cell-permeating peptides. Our lead product candidate, ALRN-6924, is a cell-permeating peptide that mimics the p53 tumor suppressor protein to disrupt p53’s interactions with its endogenous inhibitors, MDMX and MDM2. ALRN-6924 is designed to activate the mechanisms used by p53 in cells with non-mutant, or wild-type, p53 to regulate cell division and progression through the cell replication cycle, programmed death of cancerous cells, or apoptosis, and induction of the immune system to respond against cancer cells.

Based on its mechanism of action, preclinical data and preliminary evidence from our ongoing Phase 1b clinical trial, we believe that there may be a significant opportunity to develop ALRN-6924 as an agent that reduces the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. This is a concept known as “myelopreservation”. We also believe that ALRN-6924 may potentially be used as an anti-cancer agent, alone or in combination with other drugs, for several cancer indications.

Our clinical development program for ALRN-6924 includes a Phase 1b clinical trial evaluating ALRN-6924 as a myelopreservation agent in patients with small cell lung cancer, or SCLC, being treated with the chemotherapy topotecan and a Phase 2a clinical trial combining ALRN-6924 and palbociclib (Ibrance, marketed by Pfizer, Inc.) for the treatment of patients with MDM2-amplified solid tumors.

However, in light of our cash resources and the uncertainties associated with the coronavirus pandemic, in March of 2020, we determined to focus our efforts solely on the development of ALRN-6924 as a myelopreservation agent, and do not plan to advance any development of ALRN-6924 for any other purpose at this time.

Myelopreservation

Millions of cancer patients across the world receive chemotherapy each year. Based on published literature, p53 mutations are present in about 50% of all cancer patients. p53-mutation testing is available using standard gene tests such as FoundationOne. Since ALRN-6924 selectively acts only on cells with non-mutated or wild-type p53, our precision medicine approach is to use mutated p53 as a biomarker to identify and treat cancer patients with ALRN-6924 as a myelopreservation agent.

Chemotherapies used to treat cancer patients cause toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs and reducing their efficacy. Chemotherapy-related toxicities of the bone marrow, which can be life threatening, include anemia, neutropenia and thrombocytopenia. These toxicities can also lead to fatigue, increased risk of infection, sepsis and bleeding.  This is because chemotherapies preferentially act on all proliferating cells as those cells proceed through the cell replication cycle, but lack specificity for cancer cells and, consequently, can damage normal, healthy cells. In non-clinical studies our lead product, ALRN-6924, arrests cell proliferation in normal bone marrow cells with wild-type p53 while leaving cancer cells with mutations in p53 unaffected and, therefore, susceptible to chemotherapy. As a result, we believe that treatment of cancer patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

Anti-Cancer Agent

In November 2018, we announced a collaboration with Pfizer to evaluate the combination of ALRN-6924 and palbociclib in patients with MDM2-amplified solid tumors. As planned, we reported interim results from our Phase 2a trial at the European Society for Medical Oncology (ESMO) Congress in Barcelona in September 2019. These interim results showed a median progression-free survival, or PFS, of 4.4 months with 53% censoring a subset of in

17 patients with previously treated advanced MDM2-amplified liposarcoma, which meets or exceeds the PFS of the U.S. Food and Drug Administration (FDA)-approved 3rd and 2nd line liposarcoma therapies eribulin and trabectedin of 2.9 and 4.2 months, respectively.

Due to the encouraging preliminary results, we expanded the planned enrollment by up to 10 patients, to 35, in order to evaluate the combination of ALRN-6924 and palbociclib in additional MDM2-amplified cancer types. As of March 15, 2020, there were seven out of 34 patients still on treatment and we currently anticipate the final PFS analysis and presentation of the results from this Phase 2a trial in the second half of 2020. Given the many uncertainties caused by the recent coronavirus pandemic and our limited cash resources, in March of 2020, we determined to suspend further development of the combination of ALRN-6924 and palbociclib. We will further assess our strategy as the full impact of the coronavirus pandemic is understood.

We have previously conducted other clinical trials of ALRN-6924 as a single agent and in combination with other therapies. These trials included a single-agent Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL, a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS, and a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS. We observed anti-cancer activity with ALRN-6924 in each of these trials. Assessment of the commercial opportunities in these indications and our limited resources led us to cease enrollment in these trials and halt further clinical development for these indications in late 2018 and early 2019.

Our Strategy

Our goal is to develop and commercialize ALRN-6924 as a novel therapeutic agent that improves the outcomes and the quality of life of cancer patients by harnessing the effects of p53. Key elements of our strategy to achieve this goal include the following:

Pursue a development strategy, using a precision-medicine approach, for our lead product candidate, ALRN-6924, as a myelopreservation agent aiming to achieve a broad label for multiple chemotherapies and p53-mutant tumor types.

We are currently conducting the Phase 1b portion of a Phase 1b/2 clinical trial to assess ALRN-6924 as a myelopreservation agent in small-cell lung cancer, or SCLC, patients being treated with the chemotherapy topotecan. In this trial we are testing multiple dose levels and dosing schedules of ALRN-6924 when administered before topotecan. The effect of the coronavirus pandemic on the healthcare system has already delayed enrollment, so that we currently expect to report proof of concept data from the Phase 1b portion of the trial in the fourth quarter of 2020. However, the effect of the coronavirus pandemic on the healthcare system may further delay enrollment and cause a corresponding delay in our results.

Subject to additional funding and contingent on assessing the full impact of the coronavirus pandemic, we plan to expand our clinical program in myelopreservation with two additional trials, including a new randomized cohort of the Phase 1b SCLC trial to treat patients with alternating cycles of chemotherapy with and without ALRN-6924 in which each patient will serve as his or her own control, which we refer to as the on/off cohort, and, a randomized, placebo-controlled Phase 2 trial, which will enroll SCLC patients treated with topotecan or topotecan/ALRN-6924 combination. We may also initiate a new clinical trial to evaluate ALRN-6924 in a second cancer indication in non-small cell lung cancer patients in combination with a different chemotherapy. We believe that this second clinical trial in myelopreservation would be a critical step in advancing ALRN-6924 towards a broad use regardless of tumor and chemotherapy type. In the future, we may also decide to conduct a study in healthy human volunteers to develop a universal dosing regimen for ALRN-6924 for use as a cell cycle arresting agent across a range of additional chemotherapies and tumor indications.

Conduct clinical trials of ALRN-6924 as an anti-cancer agent in combination with approved therapies.

In November 2018, we announced a collaboration with Pfizer to evaluate the combination of ALRN-6924 and palbociclib in patients with MDM2-amplified solid tumors. This combination study is part of our a precision-

medicine approach for ALRN-6924 as an anti-cancer agent in patients with amplification of the gene encoding MDM2, one of the molecular targets of ALRN-6924 and an oncogenic event found in 2-4% of all cancers.

We believe that there is a commercial opportunity to bring this drug combination to patients with MDM2-amplified solid tumors for whom there is a considerable unmet need. As of March 15, 2020, there were seven out of 34 patients still on treatment, prompting us to delay the PFS analysis and presentation of the final results from this Phase 2a trial of the combination of ALRN-6924 and palbociclib in patients with MDM2-amplified solid tumors until the second half of 2020. As the clinical data matures, we would normally plan to assess whether to advance ALRN-6924 as 4th, 3rd, 2nd, or even 1st line therapy for MDM2-amplified sarcoma patients, for whom there exists a substantial unmet need across all lines of treatment for the estimated 15,000 patients worldwide diagnosed each year. However, in light of our cash resources and the uncertainties associated with the coronavirus pandemic in March of 2020, we have determined to focus our efforts solely on the development of ALRN-6924 as a myelopreservation agent, and we plan to suspend further development of the combination of ALRN-6924 and palbociclib.

Maximize the global commercial value of ALRN-6924. Although we currently retain all commercial rights to ALRN-6924, we may seek to enter into strategic collaborations for the development, marketing, and commercialization of ALRN-6924 and any other product candidates we may develop, particularly those directed towards indications with larger patient populations and in certain geographies where we believe a collaboration could bring additional resources and expertise to maximize the value of our product candidates.

Protect our proprietary product candidates and technologies that we believe are important to our business.  We strive to maintain patent protection intended to cover the composition of matter of our product candidates, including ALRN-6924, their methods of use, related platform technology and other inventions. As of March 1, 2020, we owned or had an exclusive license to over 260 patents and over 120 provisional or non-provisional patent applications throughout the world directed toward various aspects of our product candidates and research programs. We own worldwide rights to ALRN-6924.

Cancer and the Need for Novel and Improved Treatment Options

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that approximately 1.8 million new cancer cases will be diagnosed in the United States and more than 600,000 people will die from cancer in 2020. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

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

Surgery, radiation and drug therapy, either individually or in combination, are currently the most common methods used in treating patients with cancer and can be effective in specific situations. Surgery and radiation are particularly effective for patients in whom the disease is localized, but cannot fully address the needs of a patient with metastasized tumors. For these patients, or for patients where surgery or radiation is ineffective, physicians typically prescribe a treatment program using systemic drug therapies. The goal of drug therapy is to directly or indirectly kill cancer cells or to damage cellular components required for the proliferation of cancer cells. Drug therapy often is administered as a combination of several different drugs. Drug therapy has been evolving from non-specific drugs that kill both healthy and cancer cells to drugs that target specific molecular pathways to preferentially or selectively kill cancer cells. While heightened vigilance, new diagnostic tests, combination regimens and targeted therapies have resulted in improvements in overall survival for some cancer patients, continued innovation in the treatment of cancer is necessary.

The conventional approaches to oncology drug development, which are based primarily on small molecules and antibodies, have limitations that restrict their ability to fully treat cancer. Small molecule drugs can target proteins inside the cell, but are often limited to a subset of proteins with accessible functional domains or, in most cases, a single intended target protein, while antibodies are unable to directly bind to intracellular targets and are thereby limited to targeting circulating proteins or those expressed on the cell surface. We believe that the ability to target key intracellular proteins and their functions like the cell replication cycle using our proprietary stabilized cell-permeating peptide platform offers the potential to positively impact patients’ lives by developing therapeutic agents for a wide variety of cancers.

In addition, chemotherapies used to treat cancer patients can cause toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs and reducing their efficacy. These toxicities are due to the lack of specificity of chemotherapies, which act on all proliferating cells as they proceed through the cell replication cycle.  Consequently, these chemotherapies can damage normal, healthy cells.  Chemotherapy-related toxicities of the bone marrow include anemia, neutropenia and thrombocytopenia, which may lead to fatigue, increased risk of infection, sepsis and bleeding, and can be life threatening. We believe arresting proliferation of bone marrow cells prior to systemic treatment with chemotherapy should reduce or mitigate the toxic effect on those cells.

P53 and its Interaction with MDM2 and MDMX

One of the main functions of p53 is to activate genes that will interrupt the cell cycle when DNA damage is first detected. The effect of this process is to ensure that damaged, or cancerous, cells do not continue to grow and propagate. This is why functional p53 is critical to human health and the main reason it has been called the “guardian of the genome.” When p53 itself is mutated or pathologically inhibited by its natural regulators, cells grow uncontrollably and may eventually form a cancerous tumor. Approximately half of all cancer patients at initial diagnosis have cancers that circumvent the p53 mechanism by activating or overexpressing the natural suppressor proteins of p53, including MDM2 and MDMX making them an ideal target for novel cancer therapies. In the remaining cancer patients, the p53 mechanism is circumvented by deactivating mutations in p53 itself, commonly referred to as mutant p53.

P53 is considered to be one of the most important tumor suppressor proteins due to its central role in preventing the initiation and progression of most cancers. The role of p53 in cancer was first described in 1979. Since then, it has become clear that inactivation of p53’s tumor suppression activity is an almost universal step in the development and progression of virtually all human cancers. Research on the function and role of the p53 mechanism has been the subject of over 75,000 scientific publications. Targeting p53 has been tested clinically in at least 18 prior and ongoing clinical trials that were sponsored by six of the world’s largest pharmaceutical companies. The magnitude and persistence of this effort demonstrates the importance of the mechanism and the enormous challenge of developing drugs that impact this mechanism. Recent clinical data from certain of these p53 development efforts has shown encouraging progress, possibly an indication that the field is maturing to a point where these efforts may start to yield valuable cancer treatments.

As depicted in the figures below, p53 is regulated by MDM2 and MDMX, which are two proteins known to bind to p53 and play non-redundant roles in modulating p53 activity. In normal healthy cells, MDM2 primarily acts to shuttle p53 out of the nucleus and target it for degradation, whereas MDMX generally acts to sequester p53. By playing these roles, MDM2 and MDMX collectively suppress p53’s activity so that normal healthy cells can function as expected. In the event of DNA damage, these two suppressor proteins detach from p53 so that it is activated to respond to DNA damage. Once activated, p53 either enables the repair of the DNA damage or triggers apoptosis. This is the body’s natural response against cancer and a defense mechanism for dealing with DNA damage and maintaining normal cellular function. However, activation and overexpression of MDM2 and MDMX are found in a significant number of cancers that commonly present with wild-type, or WT p53. In these cancers, cancer cells co-opt and over-activate some of the mechanisms used by normal healthy cells to restrain p53 function, thereby nullifying the tumor suppression capabilities of WT p53. In this environment, the cancer cell growth is left unchecked.

Despite the structural similarity between MDM2 and MDMX, there are important differences in the p53 binding sites of these proteins that make the development of therapeutic antagonists that can bind to both MDM2 and MDMX challenging. MDM2 has a deep binding pocket that offers potential for small molecule selectivity. MDMX, in comparison, has a structural difference in its p53 binding cleft, making it larger and shallower and less accessible to small molecules. We are not aware of any small molecules in clinical development that are capable of binding to MDMX in a therapeutically meaningful way. We are aware of selective small molecule inhibitors that are designed to target only the p53-MDM2 interaction. Certain of these small molecule inhibitors have been publicly reported to shrink tumors in certain cancers and have thereby provided clinical proof of concept that restoration of p53 activity can lead to the killing of cancer cells and tumor shrinkage in select cancers. However, these MDM2-only small molecule inhibitors have also been publicly reported to have caused meaningful levels of neutropenia of grade 3 or worse and thrombocytopenia of grade 3 or worse in patients.

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

Our Solution

We believe our platform addresses and solves many of the inherent limitations of peptides and can potentially enable us to pursue high value targets that are currently undruggable by existing drug technologies. Because peptides lose their shape by unwinding when removed from their natural protein scaffold, developing chemical interventions to stabilize peptides into their bioactive structure has been and remains an active area of research. Although there have been several published examples of peptide stabilization strategies, these strategies have not translated into clinically relevant drugs for intracellular targets. Our all-hydrocarbon linker, or “staple”, has emerged as a solution that stabilizes the alpha-helical structure, improves protease resistance, enables cellular penetrance and maintains biological activity.

Unlike large proteins that do not penetrate cell membranes due to their size and biophysical properties, such as monoclonal antibodies or other naturally occurring proteins, stabilized alpha-helical peptides can in many circumstances penetrate cells and still maintain high affinity to their large protein surface targets. Our peptides typically retain the molecular target specificity of their underlying native protein structure. As depicted below, we believe that the larger protein structure provides multiple surface contact points accessible to the stabilized peptide, while the small molecule drugs have difficulty binding to the larger, shallower contact points. In addition, as has been demonstrated in recent third-party publications, the multiple surface contact points mean that the binding may be less likely to be disrupted by single point mutation in the underlying genetic code.

Our Lead Product Candidate

ALRN-6924 as a Myelopreservation Agent

We began enrolling patients with small cell lung cancer who are treated with topotecan in a Phase 1b/2 trial of ALRN-6924 in September 2019 to assess ALRN-6924 as a myelopreservation agent protecting against chemotherapy-induced bone marrow toxicity.

Chemotherapies used to treat cancer patients can cause toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs and reducing their efficacy. These toxicities are due to the lack of specificity of chemotherapies, which act on all proliferating cells as they proceed through the cell replication cycle.  Consequently, these chemotherapies can damage normal, healthy cells.  Chemotherapy-related toxicities of the bone marrow include anemia, neutropenia and thrombocytopenia, which may lead to fatigue, increased risk of infection, sepsis and bleeding, and can be life threatening. We believe arresting proliferation of bone marrow cells prior to systemic treatment with chemotherapy should reduce or mitigate the toxic effect on those cells. ALRN-6924 can pause cell division in cells with wild type p53, including normal bone marrow cells, and ALRN-6924 has no activity against cancer cells with mutations in p53. As a result, we believe that treatment of patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

We believe there is a significant opportunity for the use of ALRN-6924 as a myelopreservation agent. In preclinical studies, ALRN-6924 successfully activated WT p53 and induced cell-cycle arrest in normal tissues, including bone marrow cells, and in WT p53 tumors in a dose and schedule dependent manner. However, ALRN-6924 did not induce apoptosis or cell-cycle arrest in mutant p53 cancer cells. Bone marrow toxicity is the dose-limiting safety concern of many chemotherapeutics, and cell-cycle arrest prior to administration of chemotherapy has been shown to reduce bone marrow toxicity. As such, we believe ALRN-6924 may serve as a myelopreservation agent in bone marrow cells, without adversely impacting the cell cycle of mutant p53 cancer cells. Therefore, p53-mutant cancer cells remain fully susceptible to chemotherapy following dosing with ALRN-6924.

Preclinical Studies

In nonclinical research that we presented at the October 2019 AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics, ALRN-6924 prevented the toxic side effects of chemotherapy in normal healthy cells while enhancing the anti-cancer activity of chemotherapy. The figures below show that ALRN-6924 reversibly induced cell cycle arrest in normal human bone marrow cells in vitro, and protected bone marrow cells from chemotherapy-induced DNA damage when administered in advance of topotecan, a chemotherapy used in small-cell lung cancer and other cancer indications. In Figure (A), ALRN-6924-induced cell cycle arrest was measured by flow cytometry in human bone marrow cells following incubation with ALRN-6924 ex vivo for 24 hours.  In Figure (B), topotecan-induced DNA damage was measured in human bone marrow by γH2AX incorporation following exposure to vehicle or ALRN-6924 for 24 hours to induce cell cycle arrest, then incubated with topotecan for an additional 24 hours following a wash-out step.

In addition, as shown in the figures below in other nonclinical research, low doses of ALRN-6924 triggered reversible cell-cycle arrest in bone marrow cells in a mouse model of topotecan-induced toxicity and reduced neutropenia caused by topotecan in vivo. In Figure (A), cell cycle arrest in the bone marrow of ALRN-6924-treated C57BL/6 mice was measured by flow cytometry using EdU incorporation in lineage negative, c-Kit positive hematopoietic stem and progenitor cells.  In Figure (B), topotecan-induced neutropenia was measured in female C57BL/6 mice following topotecan treatment on days 1-5 and either ALRN-6924 or vehicle on days 0-4.

In three different mouse models of p53-mutant cancer shown below, ALRN-6924 did not diminish topotecan’s anti-tumor activity. In addition, ALRN-6924 in combination with topotecan yielded enhancement of tumor growth inhibition and/or improved overall survival in all three models. In these studies, C57BL/6 mice (n=10) bearing established syngeneic MC38 colon cancer tumors (A) or athymic nu/nu mice bearing established H69 (B) or H211 (C) small-cell lung cancer xenograft tumors were treated with topotecan on days 1-5 and either ALRN-6924 or vehicle on days 0-4.

Based on these results, we believe ALRN-6924 has the potential to be an effective myelopreservation agent for bone marrow cells of patients without affecting the anti-cancer activity of topotecan in p53-mutant cancers.

Clinical Development of ALRN-6924 as a Myelopreservation Agent

In September 2019, we initiated a Phase 1b/2 trial of ALRN-6924 in patients with SCLC being treated with topotecan to assess the ability of ALRN-6924 to mitigate and reduce severe neutropenia, anemia and thrombocytopenia related to treatment with topotecan.

The ongoing Phase 1b dose and schedule optimization portion of the trial is expected to enroll approximately 40 patients with advanced, p53-mutated SCLC receiving second line topotecan. In this trial, topotecan is administered daily on days 1 through 5 of every 21-day treatment cycle. ALRN-6924 is administered 24 hours prior to each dose of topotecan (on days 0 through 4 every 21 days).  As of a data cutoff of January 22, 2020, coinciding with the most recent investigator review of this ongoing trial, preliminary results were available for patients in the first two dose levels of 0.6 and 1.2 mg/kg ALRN-6924 (n=5 and n=6 patients, respectively). In these cohorts, treatment with the combination was well-tolerated, with the most frequent safety finding consisting of topotecan-induced hematological toxicity. This toxicity was expected based on data from third party clinical trials of topotecan.

While still preliminary, we are encouraged by the results of the interim data from the 0.6 mg/kg cohort and the 1.2 mg/kg, we observed a protective effect of ALRN-6924 on severe thrombocytopenia and anemia but not on neutropenia in those cohorts.  Based on the preliminary data from our trial and data from a recent clinical trial of Trilaciclib conducted by G1 Therapeutics in SCLC patients treated with topotecan, we believe that ALRN-6924 may have a myelopreservation effect on thrombocytopenia and anemia.  Enrollment is currently proceeding with a 0.3 mg/kg cohort of ALRN-6924 administered 24 hours prior to administration of topotecan. We are encouraged with data emerging from this cohort as it supports the trends observed with previous two cohorts.

Additionally, in the Phase 1b portion of the trial we plan to assess an alternative schedule of ALRN-6924 administered six hours prior to each topotecan dose in the clinical trial. The objective of this alternative schedule evaluation is to determine whether a shorter interval between ALRN-6924 and chemotherapy administration has the potential to expand the myelopreservation effect beyond anemia and thrombocytopenia to neutropenia, while also improving patient convenience by reducing the total days for infusion of ALRN-6924 and topotecan from six days for the -24 hour schedule to five infusion days for the six hour schedule. Subject to enrollment delays that may occur as a result of the coronavirus pandemic, we expect to present the results of the dose- and schedule-optimization from the ongoing Phase 1b portion of the myelopreservation trial in the fourth quarter of 2020.

Subject to additional funding and contingent on assessing the full impact of the coronavirus pandemic, we plan to expand our clinical program in myelopreservation with two additional trials, including the on/off cohort, a new randomized cohort of the Phase 1b SCLC trial to treat patients with alternating cycles of chemotherapy with and without ALRN-6924 each patient will serve as his/her own control, and a randomized, placebo-controlled Phase 2 trial, which will enroll SCLC patients treated with topotecan or topotecan/ALRN-6924 combination.  We may also initiate a new clinical trial to evaluate ALRN-6924 in a second cancer indication in non-small cell lung cancer patients in combination with a different chemotherapy. We believe that this second clinical trial in myelopreservation would be a critical step in advancing ALRN-6924 towards a broad use regardless of tumor and chemotherapy type. In the future, we may also decide to conduct a study in healthy human volunteers to develop a universal dosing regimen for ALRN-6924 for use as a cell cycle arresting agent across a range of additional chemotherapies and tumor indications.

ALRN-6924 as an Anti-Cancer Agent

ALRN-6924 is designed to reactivate WT p53 by inhibiting both MDM2 and MDMX. We believe that ALRN-6924, by inhibiting both MDM2 and MDMX, may enable p53 to perform its natural function of responding to DNA damage by inducing cell cycle arrest to allow for DNA repair or triggering apoptosis. In so doing, ALRN-6924 may help to restore the body’s natural defense against cancer. The figure below shows ALRN-6924 inhibiting both MDM2 and MDMX and reactivating WT p53. ALRN-6924 enters the cell and mimics p53 and in so doing acts as a higher-affinity decoy that attracts and binds to MDM2 and MDMX, thereby causing the release of the bound p53. However, in light of our cash resources and the uncertainties associated with the coronavirus pandemic in March of 2020, we determined to focus our efforts on the development of ALRN-6924 as a myelopreservation agent, and do not plan to advance any development of ALRN-6924 for as an anti-cancer agent or for any other purpose at this time.

Preclinical Studies

We conducted in vivo and in vitro studies of ALRN-6924 that informed our approach to the design of our clinical trials and provided safety information needed to initiate patient selection and dosing in our trials. In these preclinical studies, ALRN-6924 bound to both MDM2 and MDMX with nanomolar affinities, indicating a high level of binding between ALRN-6924 and these proteins, and demonstrated evidence of specific on-target engagement in vitro by gene expression profiling. In addition, in in vivo preclinical studies ALRN-6924 as a single agent and in combination with other anti-cancer drugs has demonstrated tumor growth suppression, p53-dependent cell cycle arrest, apoptosis and anti-tumor activity in an MDM2/MDMX-overexpressing xenograft cancer model with clear correlation to on-target pharmacokinetics, or PK, and pharmacodynamic activity.

We have observed the potential benefits of combining ALRN-6924 with other anti-cancer agents in combination therapy in preclinical studies. Since many approved drugs and drug candidates for cancer require a functioning p53 pathway, we have investigated the combination of more than 20 drugs with ALRN-6924 in in vitro studies, including drugs that target a variety of pathways mediated by p53, including mitogen-activated protein kinase, or MAPK, molecular target of rapamycin, or mTOR, and cyclin-dependent kinase inhibitors, and CDK4/6 inhibitors. In addition, we have investigated ALRN-6924 in combination with traditional chemotheapy agents, including demethylating agents such as rituximab (Rituxan), obinutuzumab (Gazyva), palbociclib (Ibrance), everolimus (Afinitor), dabrafenib (Tafinlar), vemurafenib (Zelboraf), capecitabine (Xeloda) and triflurdine/tipiracil (Lonsurf), as well as immuno-oncology agents for solid tumors and hematologic malignancies. In each combination, with the exception of dexamethasone, which was expected to have no effect on ALRN-6924 activity, the selected drugs were additive or synergistic with ALRN-6924. To date, ALRN-6924 has not been found to diminish, or antagonize, the activity of any drug tested in combination. We believe the mechanism of action and the safety profile of ALRN-6924 may provide potential benefits to cancer patients in combination with a wide variety of conventional and novel therapies.

Clinical Development of ALRN-6924 as an Anti-cancer Agent

Combination with Palbociclib (Ibrance) in MDM2-Amplified Tumors

In November 2018, we announced a clinical trial collaboration with Pfizer. We determined to evaluate this combination based on the frequent co-existence of genetic aberrations, or gene copy amplifications for the MDM2 and CDK4 genes. Their corresponding proteins, MDM2 and CDK4, are believed to have a role in promoting tumor growth and are targeted and inhibited by ALRN-6924 and palbociclib, respectively. We believe that MDM2 amplification or MDM2/CDK4 co-amplification is present in 2 to 4% of all human cancers. Tumors with the highest frequency of these genetic abnormalities include liposarcomas, sarcomas, urothelial cancers, lung cancers, gliomas and a number of other tumor types. In most MDM2-amplified or MDM2/CDK4 co-amplified tumors the p53 protein is not mutated. At this time, there are no approved therapies that specifically target MDM2 amplification or MDM2/CDK4 co-amplification, thus representing an opportunity to develop ALRN-6924. In January 2019, we commenced the Phase 2a trial of ALRN-6924 in combination with palbociclib in patients with MDM2-amplified tumors.

Our Phase 2a combination trial of ALRN-6924 and palbociclib in patients with tumors harboring MDM2 amplifications or MDM2/CDK4 co-amplifications is a multicenter, non-randomized trial which was originally designed to enroll up to 25 patients in the United States. The objectives of this trial include evaluation of safety, tolerability, and activity of the combination, including determination of the overall response rate, or ORR and other measures of activity. Eligible patients must have met standard inclusion and exclusion criteria, must have exhausted reasonable standard treatments for their cancer and must have tumors harboring WT p53 as well as MDM2 amplification or MDM2/CDK4 co-amplification, diagnosed with a validated or approved assay.

As planned, we reported interim results from our Phase 2a trial at the ESMO Congress in Barcelona in September 2019. MDM2-amplification or MDM2/CDK4 co-amplification is often found in sarcoma patients. Accordingly, 20 of the 26 patients enrolled as of the interim analysis were liposarcoma patients. These results showed a median progression-free survival, or PFS, of 4.4 months with 53% censoring in a subset of 17 patients with previously treated advanced MDM2-amplified liposarcoma, which meets or exceeds the median PFS of the FDA-approved 3rd and 2nd line liposarcoma therapies eribulin and trabectedin of 2.9 and 4.2 months, respectively.  The reported safety results show that the combination has been very well-tolerated in the trial, with the most common non-hematological related adverse events grade ≤2 being nausea (46%) and fatigue (23%). Grade 3/4 neutropenia, thrombocytopenia and anemia were observed in 27%, 4%, and 0% of patients, respectively (Meric-Bernstam et al, ESMO 2019).

There is a high unmet medical need for liposarcoma patients as evidenced by a median progression-free survival of 3 months or less for FDA-approved drugs for the treatment of 2nd or 3rd line liposarcoma, such as trabectedin and eribulin, respectively. Although palbociclib monotherapy is not approved for the treatment of liposarcoma, it is recommended by the National Cancer Center Network guidelines as a treatment option. However, in a trial conducted independently from us, the reported progression-free survival rate for palbociclib monotherapy at 12 weeks was 57% in liposarcoma patients who mostly had received no or one prior therapy (Dickson et al, JAMA Oncol. 2016). Interim data from our combination therapy achieved a more favorable progression-free survival rate of 73% at 12 weeks in liposarcoma, despite our combination therapy being evaluated in a more pretreated patient population than palbociclib as a monotherapy.

Due to the encouraging preliminary results, we expanded planned enrollment in the trial by up to 10 patients, to 35, in order to evaluate the combination in additional MDM2-amplified cancer indications. As of March 15, 2020, there were seven out of 34 patients still on treatment. We expect to present the final results from this Phase 2a trial of the combination of ALRN-6924 and palbociclib in the second half of 2020. Given the many uncertainties caused by the recent coronavirus pandemic, we plan to suspend further development of the combination of ALRN-6924 and palbociclib. We will further assess our strategy as full impact of the coronavirus pandemic on the markets is understood.

Past Clinical Trials

We have demonstrated anti-cancer activity with ALRN-6924 in earlier clinical trials, including a single-agent dose-escalation Phase 1 trial in solid tumor and lymphoma patients; a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL; a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS; and a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS. We have ceased further clinical development for these indications considering our resources, and our assessment of the commercial opportunities and competitive landscape in these indications.

Manufacturing

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

Companion Diagnostic

If we decide to seek marketing approval of ALRN-6924 with a label limited to patients with tumors harboring either mutated p53, WT p53, and/or MDM2-amplification, we may be required to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we will need to contract with a third party for the supply of a commercially available diagnostic to identify patients with mutated or WT p53 and/or MDM2-amplified status, or develop such a diagnostic ourselves or in collaboration with a third party, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify mutated or WT p53 and/or MDM2-amplified status.

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

We designed ALRN-6924, our lead product candidate, to act as a reactivator of p53. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or other complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

Myelopreservation

Chemotherapy-induced or cancer disease induced myelotoxicity clinically presents as neutropenia, thrombocytopenia and anemia, and represents one of key dose-limiting toxicities occurring in the course of treatment of cancer patients. Two major consequences of chemotherapy-induced or cancer disease induced myelotoxicity are increased risk to patient safety and reduced efficacy of chemotherapy due to dose reductions and dose delays.

Available treatment strategies for clinical management of myelotoxicity include the use of growth factors, transfusions, and dose reductions and dose delays of therapy. While growth factors are effective in addressing their respective indication (e.g., neutropenia or anemia) they are known to increase the risk of tumor progression. Transfusions are limited by availability and supply, as well as infusions reactions that may require medical treatment. Therefore, management of myelotoxicity remains a significant unmet medical need for hundreds of thousands of cancer patients worldwide.

G-CSF or Granulocyte-colony-stimulating-factor, also known as colony-stimulating-factor 3 (CSF 3), is a glycoprotein that stimulates the bone marrow to produce granulocytes and stem cells and release them into the bloodstream. Platelet growth factors or thrombopoietin (TPO) receptor agonists, including romiplostim (Nplate) and eltrombopag (Promacta/Revolade), stimulate megakaryocytes in the bone marrow and increase platelet production, but fail to protect patients from chemotherapy-induced thrombocytopenia. Erythropoietin, is a glycoprotein cytokine secreted by the kidney in response to cellular hypoxia and it stimulates red blood cell production, or erythropoiesis, in the bone marrow. Additionally, blood products such as donated red blood cells and platelets can be transfused to patients with anemia and thrombocytopenia, respectively.

While growth factors are widely used in the medical management of cancer patients who experience cytopenias, their prescribing information indicates that those drugs may stimulate the growth and aggressiveness of cancer cells Another important consideration is that those supportive care measures are used to treat patients once they experience cytopenias and are already at risk of infection and bleeding.

Novel and optimized supportive care drugs should ideally have mechanisms of action that are specific for normal healthy cells (thus rendering cancer cells insensitive to their action) and ideally should prevent the damage of bone marrow rather than improving the recovery of damaged bone marrow.

We believe ALRN-6924 with its specific mechanism of p53 release is positioned to address both requirements. When used in patients with cancers harboring p53 mutations, ALRN-6924 is expected to release functional p53 in normal healthy cells only, and thus functionally not affect cancer cells. Due to lack of effect in cancer cells, ALRN-6924 could be used safely in a prophylactic manner, mitigating and reducing cytopenias caused by anti-cancer drugs.

We are also aware of the efforts of G1 Therapeutics, Inc., which is developing Trilaciclib, as a myelopreservation agent, and has received Breakthrough Therapy Designation from the FDA. G1 Therapeutics has announced that it expects to complete a rolling NDA submission for small cell lung cancer in the second quarter of 2020. While it is encouraging to see the first drug that utilizes cell cycle arrest in the bone marrow to achieve myeloprotection is advancing towards FDA approval, we believe that this drug may not be able to address the entirety of the unmet medical need. Based on publicly available data the myeloprotection effect appears to be variable for different chemotherapies and indications. Also, the myeloprotection effect appears to be strongest for mitigating or reducing neutropenia, and less effective in mitigating or reducing thrombocytopenia and anemia.

MDM2-amplified tumors

Amplification of the MDM2 gene is a genetic aberration present in approximately 2.5 – 3.5% of all cancers. Cancers that most frequently harbor this genetic aberration include sarcomas, glioblastomas, urothelial, stomach, lung, and breast cancers and melanoma. Cancers that harbor MDM2 amplification rarely have co-existent mutations in p53.

MDM2 amplification is diagnosed with commercially available genetic assay, such as FoundationOne CDx. We are not aware of any approved cancer therapy directed specifically against this genetic aberration. However, there are drugs approved to treat these cancers, as well as drugs in clinical development for the treatment of these cancers.

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

We generally file a provisional patent application with the USPTO first and then subsequently file a corresponding non-provisional patent application, which enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. In order to benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, the United Kingdom, China, Japan, Australia, Canada, Brazil, India, Indonesia, Israel, Mexico, New Zealand, South Korea, Singapore, South Africa or the Eurasian Patent Organization. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.

Patent Portfolio

We have rights in patents and patent applications directed to the composition of matter and/or use of our lead asset, ALRN-6924, in the United States and in other countries.  We also have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924.  The composition of matter patents that are directed towards the specific chemical structure of ALRN-6924 are wholly-owned by us and are expected to expire in 2033, absent any potential patent term extension under the Hatch-Waxman Act, which is discussed in greater detail below.  In addition, we have granted patents and pending patent applications directed towards the composition of matter for ALRN-6924 in foreign jurisdictions, including the United Kingdom, France, Germany, Australia, Canada, China, Japan, Singapore, Taiwan, India and Hong Kong, among others.  Our patent portfolio also includes wholly-owned patents and patent applications that cover uses for ALRN-6924 in both the US and foreign jurisdictions.

As of March 1, 2020, we owned or had an exclusive license to 52 U.S. patents, 21 pending U.S. provisional or non-provisional patent applications, 202 foreign patents and 100 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. In addition, within our patent portfolio, as of March 1, 2020, we owned or had an exclusive license to 27 U.S. patents, 9 pending U.S. provisional or non-provisional patent applications, 143 foreign patents and 87 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2037, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2037, in each case without taking into account any possible patent term adjustment or extensions. More specifically, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2020 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033, in each case without taking into account any possible patent term adjustments or extensions. Lastly, within our patent portfolio, as of March 1, 2020, 15 U.S. patents, 1 pending U.S. non-provisional patent applications, 81 foreign patents and 6 foreign patent applications are licensed to us by President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2020 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Materia and other third parties pursuant to our license agreements with such parties.

In light of our limited cash resources and the uncertainties associated with the coronavirus pandemic in March of 2020, we determined to focus our efforts on the development of ALRN-6924 as a myelopreservation agent, and do not plan to advance any development of ALRN-6924 for any other purpose at this time.  Accordingly, we continue to review our intellectual property portfolio to ensure that it properly aligns with our corporate strategy.

We may determine to further streamline our owned and in-licensed intellectual property portfolio, particularly with respect to patents and patent applications that we determine are not essential to our core business and/or are filed in jurisdictions with smaller market opportunities.

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

License Agreements

Harvard and Dana-Farber License Agreement

In August 2006, we entered into a license agreement with Harvard and DFCI. This agreement was amended and restated in February 2010. Pursuant to the amended and restated agreement, Harvard and DFCI granted us an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to develop, make, have made, market, use, sell, offer for sale, and import products covered by the patents and patent rights. Pursuant to this agreement, we have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924, which is in addition to the composition of matter patents directed towards the specific chemical structure of ALRN-6924 that are wholly-owned by us. We also generally have the first right to enforce the licensed patents against third-party infringers.

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

As of December 31, 2019, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $4.8 million. We are obligated to pay annual maintenance fees totaling $145,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

Materia License Agreement

In December 2006, we entered into a license agreement with Materia. Pursuant to the agreement, Materia granted us a non-exclusive worldwide license, with the right to sublicense, under certain of its patents and patent applications covering olefin metathesis catalyst compositions, to develop, make, have made, use, sell, offer for sale, import and export certain conformationally restricted peptides, which are crosslinked, or “stapled,” peptides, for the prevention, diagnosis, treatment or control of any human or animal disease, disorder or condition. Materia subsequently assigned the license agreement to Umicore, and Umicore agreed to continue to supply catalyst for the manufacture of ALRN-6924 under the agreement.

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

As of December 31, 2019, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, of $900,000. We are obligated to pay Umicore an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay to Umicore up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Umicore tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

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
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965, unless a partial or full fee waiver is granted as may occur for the first NDA of a small business or an NDA for drug intended to treat a rare, or “orphan” disease. The sponsor of an approved NDA may also be subject to an annual program fee, which for fiscal year 2020 is $325,424 per product, per approved indication up to 5 indications.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review; for federal fiscal year 2020, the standard fee for review of a PMA is $340,995 and the small business fee is $85,249.

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

As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

Similar requirements to those in the US for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.  Specifically, the EMA has adopted transparency requirements that apply to clinical trials conducted in the European Union (EMA Policy/0070 on the publication of clinical data for medicinal products for human use, effective as of January 1, 2015). The EMA will implement this policy on the publication of clinical data in two phases. Phase 1 concerns the publication of clinical reports submitted to the EMA as part of a marketing authorization application and through the centralized procedure. It entered into force on January 1, 2015, but publication by the EMA is currently suspended until further notice due to the relocation of the EMA to Amsterdam.

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union

Authorization to Market Companion Diagnostics in the European Union.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the current administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  On March 3, 2020, however, that Court did agree to hear this case.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislation and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Department of Health and Human Services (HHS) is expected to: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expending outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

As of December 31, 2019 we had 13 full-time employees, including a total of 4 employees with M.D. or Ph.D. degrees. Of these full-time employees, seven employees are engaged in research and development and six employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Due to our limited cash resources and the uncertainty as a result of the coronavirus pandemic, we have shifted from a strategy intended to maximize the full potential of ALRN-6924 across multiple indications to a strategy of cash preservation to protect the core value of ALRN-6924 for the purpose of myelopreservation. Accordingly, we are in the process of implementing a plan to reduce operating expenses, which may also include a reduction in personnel.

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

Risks Related to Our Financial Position

We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs, reduce headcount, and future commercialization efforts, or take other actions that could adversely affect our business.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for other product candidates we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry. In response, we are in the process of implementing a plan to reduce operating expenses, which may include a reduction in personnel as well as the elimination of previously planned research studies and advisory services.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $18.3 million as of December 31, 2019 will enable us to fund our current business plan including related operating expenses and capital expenditure requirements into the first quarter of 2021. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions have recently been volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital.  For example, the novel coronavirus pandemic has been spreading rapidly around the world since December 2019 and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor other industries and companies during the times of substantial market uncertainty and instability. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We do not believe that our cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our current operations for at least 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. We plan to address this condition through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $29.4 million and $31.5 million for the years ended December 31, 2019 and 2018, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through the sale of our common stock in our initial public offering, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	initiate and resume research and preclinical development of our other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our lead product candidate, ALRN-6924, which is currently in multiple clinical trials. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ALRN-6924, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of ALRN-6924. Our business depends entirely on the successful development and commercialization of ALRN-6924. We currently generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

The success of ALRN-6924 will depend on several factors, including the following:

•	successful and timely completion of our ongoing clinical trial of ALRN-6924;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for both ALRN-6924 and any required companion diagnostic from applicable regulatory authorities;
•	the performance of our current and future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;
•	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

Moreover, we believe our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest in healthy cells and/or apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research.

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow is a novel approach and we believe that we are the only company currently developing a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 in clinical trials.

As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on all target cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

We are pursuing the development of ALRN-6924 in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.

We are pursuing the development of ALRN-6924 in combination with other approved therapeutics. In the future, we may commence additional clinical trials of ALRN-6924 in combination with other approved therapeutics, including, if our ongoing trials are successful, later stage clinical trials of ALRN-6924 in combination with approved therapeutics.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We may also determine to discontinue development of our product candidates for certain indications for a variety of other strategic reasons. For example, we have decided not to further develop ALRN-6924 for the treatment of peripheral T-cell lymphoma, or PTCL, without a strategic partner.

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

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53, mutant p53, and/or MDM2-amplified cancer patients, the FDA may, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we would need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 and/or MDM2-amplified status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify WT p53 and/or MDM2-amplified status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

Risks Related to Our Dependence on Third Parties

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our on- going clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19. There is no guarantee that the recent COVID-19, or any potential future outbreak would not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Some of our clinical trial sites are outside of the United States, including in areas recently noted as being impacted by COVID-19.  In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak.

Any negative impact that the outbreak has the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

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

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the European Union. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the current administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term.  The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  On March 3, 2020, however, that Court did agree to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Risks Related to Our Common Stock

If we fail to regain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, or the Bid Price Rule.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the Bid Price Rule. On December 20, 2019, we applied to transfer the listing of its stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. Our common stock continues to trade under the symbol “ALRN.”

Nasdaq has advised us that following the effectiveness of transfer of our listing, we were granted an additional 180-day period, or until July 6, 2020, the Compliance Date, to regain compliance with Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide us written notice that we are in compliance with the Bid Price Rule, unless Nasdaq exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

If we do not regain compliance with the Bid Price Rule by the Compliance Date, Nasdaq will notify us that our common stock may be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or Panel. We expect that our stock would remain listed pending the Panel’s decision of our appeal. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful. We have provided written notice of our intention to regain compliance with the Bid Price Rule prior to the Compliance Date by carrying out a reverse stock split, if necessary.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions.  Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Our shares of common stock began trading on The Nasdaq Global Market June 29, 2017 and transferred to The Nasdaq Capital Market, effective December 30, 2019. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of stockholders to sell their shares. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our stock price is volatile. During the period from June 28, 2017 to March 20, 2020, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of ALRN-6924 and any of our other product candidates;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the novel coronavirus on both the healthcare system and the patient population;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaborations for our product candidates or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $185.1 million, of which $129.6 million will, if not utilized, begin to expire in 2029. As of December 31, 2019, we had state net operating carryforwards of $179.8 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.6 million and $1.7 million, respectively, will, if not utilized, begin to expire in 2025. The Company also has federal orphan drug tax credit carryforwards of $0.6 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 20, 2020, we had 27,810,358 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. We do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 18,768 square feet of office and laboratory space at our corporate headquarters in Watertown, Massachusetts. The lease commenced August 2018, and has an initial term of eight years. In addition, we have an option to extend the lease for one additional five-year period following the initial term. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ALRN” on the Nasdaq Capital Market and has been publicly traded since June 29, 2017. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 29, 2020, there were approximately 44 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

As of December 31, 2019, we have used all of the net proceeds from our initial public offering to fund ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, Phase 2a trial for the treatment of peripheral T-cell lymphoma, Phase 1 trial for the treatment of acute myeloid leukemia and myelodysplastic syndrome as a single agent and Phase 1b trial for the treatment of AML/MDS in combination with Ara-C, and for working capital and other general corporate purposes.

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

Overview

We are a clinical-stage biopharmaceutical company that is discovering and developing novel medicines to improve the outcomes and the quality of life of cancer patients by targeting high-value and historically undruggable targets using our proprietary platform of stabilized cell-permeating peptides. Our lead product candidate, ALRN-6924, is a cell-permeating peptide that mimics the p53 tumor suppressor protein to disrupt p53’s interactions with its endogenous inhibitors, MDMX and MDM2. ALRN-6924 is designed to activate the mechanisms used by p53 in cells with non-mutant, or wild-type, p53 to (i) regulate cell division and progression through the cell replication cycle, (ii) programmed death of cancerous cells, or apoptosis, and (iii) induction of the immune system to respond against cancer cells.

Based on its mechanism of action, preclinical data and preliminary evidence from our Phase 1b clinical trial, we believe that there may be a significant opportunity to develop ALRN-6924 as an agent that reduces the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. This is a concept known as “myelopreservation”.

We also believe that ALRN-6924 may potentially be used as an anti-cancer agent, alone or in combination with other drugs, for several cancer indications. Our clinical development program for ALRN-6924 currently includes an ongoing Phase 1b clinical trial evaluating ALRN-6924 as a myelopreservation agent in patients with small cell lung cancer, or SCLC, being treated with the chemotherapy topotecan; and an Phase 2a clinical trial combining ALRN-6924 and palbociclib (Ibrance, marketed by Pfizer, Inc.) for the treatment of patients with MDM2-amplified solid tumors.

However, in light of our cash resources and the uncertainties associated with the coronavirus pandemic in March of 2020, we have determined to focus our efforts on the development of ALRN-6924 as a myelopreservation agent, and do not plan to advance any development of ALRN-6924 for any other purpose at this time.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $29.4 million and $31.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $198.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

The recent coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry.  In response, we are in the process of implementing a plan to reduce operating expenses, which may include a reduction in personnel as well as the elimination of previously planned research studies and advisory services.

As of December 31, 2019, we had cash, cash equivalents and investments of $18.3 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments at December 31, 2019 will be sufficient to fund operations for at least twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. We plan to address the existence of substantial doubt through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs. The recent coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry.  In response, we are in the process of implementing a plan to reduce operating expenses, which may include a reduction in personnel as well as the elimination of previously planned research studies and advisory services. We will further assess our strategy as the full impact of the coronavirus pandemic is understood.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2019	2018
ALRN-6924	$11,284	$10,730
Other early-stage development programs	592	336
Employee, facility and other development expenses	5,787	7,382
Total research and development expenses	$17,663	$18,448

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Pending the results of our ongoing studies, and our ability to obtain additional funding in the future, we expect to incur significant research and development expenses in the foreseeable future as we continue our ongoing clinical trial of ALRN-6924, continue our non-clinical research with ALRN-6924, initiate additional clinical trials of ALRN-6924 and pursue later stages of clinical development of ALRN-6924.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our ongoing clinical trial of ALRN-6924, as well as of any future clinical trials of ALRN-6924 or other product candidates and other research and development activities that we may conduct;

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

We are currently conducting a Phase 1b clinical trial of ALRN-6924 to assess the myelopreservation effect in patients with small cell lung cancer being treated with the chemotherapy topotecan and a Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors.

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

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal and state net operating loss carryforwards of $185.1 million and $179.8 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $2.6 million and $1.7 million, respectively, which begin to expire in 2025. The Company also has federal orphan drug tax credit carryforwards of $0.6 million which begin to expire in 2039.

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

For grants made after the date our stock began public trading, the fair value per share of our common stock on the date of grant is determined using the closing price of our common stock on The Nasdaq Capital Market on the date of grant.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	17,663	18,448	(785)
General and administrative	12,293	13,454	(1,161)
Total operating expenses	29,956	31,902	(1,946)
Loss from operations	(29,956)	(31,902)	1,946
Interest income, net	587	355	232
Net loss	$(29,369)	$(31,547)	$2,178

Research and Development Expenses

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
ALRN-6924	$11,284	$10,730	$554
Other early-stage development programs	592	336	256
Employee, facility and other development expenses	5,787	7,382	(1,595)
Total research and development expenses	$17,663	$18,448	$(785)

Research and development expenses for the year ended December 31, 2019 were $17.7 million, compared to $18.4 million for the year ended December 31, 2018. The decrease of $0.8 million was primarily due to a $1.6 million decrease in our employee, facility and other development expenses in 2019 when compared to 2018. Research and development headcount was seven at December 31, 2019 compared to sixteen at December 31, 2018. Lower employee cost was partially offset by an increase in our clinical trial costs of ALRN-6924 associated with our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), for the treatment of MDM2-amplified advanced solid tumors and costs incurred for our Phase 1b clinical trial to evaluate ALRN-6924 as a myelopreservation agent.  Clinical development of ALRN-6924 during 2018 primarily reflects costs incurred in connection with the PTCL trial, which we completed, and our AML and MDS trials, which we discontinued, in early 2019.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the year ended December 31, 2019, compared to $13.5 million for the year ended December 31, 2018. General and administrative expenses in 2018 include $1.1 million in expense related to a separation agreement with our former chief executive officer. Of this $1.1 million, approximately $0.5 million related to salary continuation payments to our former chief executive officer and $0.6 million resulted from modifications to his stock options in 2018. Legal expenses also decreased in 2019 as compared to 2018. This decrease was partially offset by an increase in business development related cost and facilities costs in 2019 when compared to 2018.

Interest Income

Interest income, net for the year ended December 31, 2019 was $0.6 million compared to $0.4 million for the year ended December 31, 2018. We anticipate that our interest income will fluctuate in the future in response to our level of cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception through December 31, 2019, we had received $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock, $34.9 million from the collaboration agreement, and $23.8 million in net proceeds from the sale of common stock and warrants in a private placement that closed on April 2, 2019. As of December 31, 2019, we had cash, cash equivalents and investments of $18.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(26,474)	$(27,926)
Cash (used in) provided by investing activities	(2,814)	24,688
Cash provided by financing activities	23,964	2,515
Net (decrease) in cash, cash equivalents and restricted cash	$(5,324)	$(723)

Operating Activities. During the year ended December 31, 2019, operating activities used $26.5 million of cash, primarily resulting from our net loss of $29.4 million and cash provided by the change in operating assets of $0.9 million offset by non-cash charges of $2.1 million. Non-cash charges resulted primarily from stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during 2019 consisted primarily of an increase of $0.4 million in accrued expenses and other current liabilities as well as a decrease of $1.3 million in other assets. The increase in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

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

Investing Activities. During the year ended December 31, 2019, investing activities used $2.8 million of cash. We received $24.6 million of proceeds from the sale of investments offset by $27.2 million of purchases of investments and $0.2 million of purchases of property and equipment.

During the year ended December 31, 2018, investing activities provided $24.7 million of cash. Proceeds from sales or maturities of investments, net of purchases of investments were $29.1 million and were used to fund operating activities and capital purchases. During 2018, we used $4.4 million to purchase capital equipment, primarily related to the build out of our newly leased facility. Approximately $2.5 million of the $4.4 million of capital expenditures were reimbursed by our landlord and were reflected within financing activities on the statement of cashflow.

Financing Activities. During the year ended December 31, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our April 2019 private placement and due to the proceeds from option exercises.

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

The recent coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry. In response, we are in the process of implementing a plan to reduce operating expenses, which may include a reduction in personnel as well as the elimination of previously planned research studies and advisory services.

As of December 31, 2019, we had cash, cash equivalents and investments of $18.3 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. We plan to address the existence of substantial doubt through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions.

In any event, our cash, cash equivalents and investments at December 31, 2019 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidate for such indications on suitable terms, on a timely basis or at all. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing and therefore it is not considered probable that we will be able to raise the necessary additional capital to alleviate the substantial doubt regarding our ability to continue as a going concern.

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2019 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)	Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

(b)	Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)	Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/5/2017	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Seventh Amended and Restated Investor Rights Agreement, dated as of December 23, 2016, among the Registrant and the other parties thereto	S-1^	6/2/2017	4.2

4.3	Description of Securities of the Registrant				X
10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.12+	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.13+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.14	Lease Agreement, effective as of April 4, 2018, between the Registrant and 480 Arsenal Group LLC	10-Q	8/7/2018	10.1

10.15	Amendment to Lease Agreement, dated as of August 23, 2018, between the Registrant and 480 Arsenal Group LLC	10-Q	11/7/2018	10.1

10.16*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.17*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.18*	Offer Letter and Severance Agreement, dated as of November 1, 2018, between the Registrant and Vojislav Vukovic, M.D., Ph.D.	10-K	3/29/2019	10.20

10.19*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.20*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.21*	Offer Letter and Severance Agreement, dated as of February 15, 2019, between the Registrant and Kathryn Gregory.	10-K	3/29/2019	10.23

10.22	Securities Purchase Agreement, dated March 28, 2019, by and among Registrant and the persons party thereto	8-K	4/1/2019	10.1
10.23	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4
10.24	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	4/1/2019	10.2
10.25	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.26*	Offer Letter, dated as of June 7, 2018, between the Registrant and Richard Wanstall.				X

10.27*	Severance Agreement, dated as of December 12, 2019, between the Registrant and Richard Wanstall.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

^	SEC File No. 333-218474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: March 30, 2020	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manuel C. Alves Aivado, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2020
Manuel C. Alves Aivado, M.D., Ph.D.

/s/ Richard J. Wanstall	Chief Financial Officer & Treasurer (principal financial officer)	March 30, 2020
Richard J. Wanstall

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	March 30, 2020
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	March 30, 2020
Reinhard J. Ambros, Ph.D.

/s/ William T. McKee	Director	March 30, 2020
William T. McKee

/s/ Jodie P. Morrison	Director	March 30, 2020
Jodie P. Morrison

/s/ Nolan Sigal, M.D., Ph.D.	Director	March 30, 2020
Nolan Sigal, M.D., Ph.D.

/s/ Joseph H. Von Rickenbach	Director	March 30, 2020
Joseph H. Von Rickenbach

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

March 30, 2020

We have served as the Company's auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,311	$10,635
Investments	12,967	10,060
Prepaid expenses and other current assets	1,247	1,055
Restricted cash	25	25
Total current assets	19,550	21,775
Operating lease, right-of-use asset	6,060	—
Property and equipment, net	295	7,290
Restricted cash, non-current	568	568
Other assets	—	679
Total assets	$26,473	$30,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,452	$1,731
Accrued expenses and other current liabilities	3,941	3,639
Operating lease liabilities, current portion	446	—
Total current liabilities	5,839	5,370
Operating lease liabilities, net of current portion	4,586	—
Construction financing liability	—	5,342
Total liabilities	10,425	10,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2019 and December 31, 2018; 27,810,358 and 14,748,475 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	28	15
Additional paid-in capital	214,148	188,083
Accumulated other comprehensive income/(loss)	7	(5)
Accumulated deficit	(198,135)	(168,493)
Total stockholders’ equity	16,048	19,600
Total liabilities and stockholders’ equity	$26,473	$30,312

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	17,663	18,448
General and administrative	12,293	13,454
Total operating expenses	29,956	31,902
Loss from operations	(29,956)	(31,902)
Interest income, net	587	355
Net loss	$(29,369)	$(31,547)
Net loss per share—basic and diluted	$(1.20)	$(2.14)
Weighted average common shares outstanding—basic and diluted	24,535,454	14,738,193
Comprehensive loss:
Net loss	$(29,369)	$(31,547)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	12	28
Total other comprehensive gain (loss)	12	28
Total comprehensive loss	$(29,357)	$(31,519)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2017	14,723,818	$15	$184,761	$(33)	$(136,946)	$47,797
Exercise of stock options	24,657	—	42	—	—	42
Stock-based compensation expense	—	—	3,280	—	—	3,280
Unrealized gain on investments	—	—	—	28	—	28
Net loss	—	—	—	—	(31,547)	(31,547)
Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Sale of common stock and common warrants, net of issuance costs of $2,175	11,838,582	12	21,610	—	—	21,622
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Exercise of pre-funded warrants	—	—	11	—	—	11
Issuance costs of $39	—	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	2,116	—	—	2,116
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	12	—	12
Net loss	—	—	—	—	(29,369)	(29,369)
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,369)	$(31,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	155	218
Net amortization of premiums and discounts on investments	(231)	(253)
Stock-based compensation expense	2,116	3,280
Change in deferred rent	-	(11)
Loss on disposal of property and equipment	5	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(206)	(117)
Other assets	1,318	15
Accounts payable	(277)	130
Operating lease liabilities	(370)	-
Accrued expenses and other current liabilities	385	359
Net cash used in operating activities	(26,474)	(27,926)
Cash flows from investing activities:
Purchases of property and equipment	(151)	(4,423)
Purchases of investments	(27,237)	(31,194)
Proceeds from sales or maturities of investments	24,574	60,305
Net cash (used in) provided by investing activities	(2,814)	24,688
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	23,799	-
Proceeds from exercise of stock options	165	42
Increase in construction financing liability	-	2,473
Net cash provided by financing activities	23,964	2,515
Net (decrease) in cash, cash equivalents and restricted cash	(5,324)	(723)
Cash, cash equivalents and restricted cash at beginning of period	11,228	11,951
Cash, cash equivalents and restricted cash at end of period	$5,904	$11,228

Cash and cash equivalents, end of year	$5,311	$10,635
Restricted cash, end of year	593	593
Cash and cash equivalents and restricted cash, end of year	$5,904	$11,228

Supplemental disclosure of non-cash financing activities:
Capitalization of build-to-suit asset	$—	$2,869

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical-stage biopharmaceutical company that is focused on developing and commercializing a novel class of stabilized cell-permeating alpha-helical peptides to address intracellular targets in oncology and other therapeutic areas. The Company’s lead product candidate, ALRN-6924, targets the tumor suppressor p53 for the treatment of a wide variety of cancers. ALRN-6924 is a stabilized cell-permeating peptide that disrupts the interaction of the two primary p53 suppressor proteins, MDM2 and MDMX, with p53, thereby reactivating tumor suppression in wild-type p53 cancers. ALRN-6924 was in multiple clinical trials as of December 31, 2019.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2019, the Company has funded its operations with net proceeds of $23,825 from its private placement that closed on April 2, 2019, $50,009 from its IPO, $131,211 from sales of preferred stock, $552 from the exercise of stock options and $34,910 from a collaboration agreement. As of December 31, 2019, the Company had cash, cash equivalents and investments of $18,278. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $198,135 as of December 31, 2019. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $18,278 as of December 31, 2019, will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash, cash equivalents and investments will be sufficient to fund operations for at least twelve months from the date of issuance of these financial statements. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions.

On July 12, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the Bid Price Rule. On December 20, 2019, the Company applied to transfer the listing of its stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On December 27, 2019, Nasdaq approved the Company’s transfer application. This transfer became effective at the opening of business on December 30, 2019. The Company’s common stock continues to trade under the symbol “ALRN.” Nasdaq has advised the Company that following the effectiveness of transfer of its listing, the Company was granted an additional 180-day period, or until July 6, 2020 (the “Compliance Date”), to regain compliance with Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide written notification to the Company that it complies with the Bid Price Rule, unless Nasdaq exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

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

Restricted Cash

As of December 31, 2019, current restricted cash of $25 consisted of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2018, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.  As of December 31, 2019, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility (see Note 12). As of December 31, 2018, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility (see Note 12).

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss. During the year ended December 2019, we received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants.

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

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Potential impacts to our business include disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities.  While we believe that we currently have sufficient supply of our product candidates to continue our on-going clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19 such as Europe. Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Some of our clinical trial sites are outside of the United States, including Europe which is an area recently noted as being impacted by COVID-19. In the event that clinical trial sites are slowed down or closed to enrollment in our trials, this could have a material adverse impact on our clinical trial plans and timelines.

Any negative impact that the outbreak has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,208	$—	$—	$4,208
Corporate notes	—	—	—	—
Commercial paper	—	—	—	—
Investments:
Corporate notes	—	5,491	—	5,491
Commercial paper	—	7,476	—	7,476
	$4,208	$12,967	$—	$17,175

	Fair Value Measurements as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,041	$—	$—	$6,041
Corporate notes	—	998	—	998
Commercial paper	—	2,495	—	2,495
Investments:
Corporate notes	—	3,644	—	3,644
Commercial paper	—	6,416	—	6,416
	$6,041	$13,553	$—	$19,594

As of December 31, 2019 and 2018, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2019 and 2018, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$5,489	$2	$—	$5,491
Commercial paper	7,470	6	—	7,476
	$12,959	$8	$—	$12,967

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$3,647	$—	$(3)	$3,644
Commercial paper	6,418	—	(2)	6,416
	$10,065	$—	$(5)	$10,060

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Build-to-suit asset	$-	$7,080
Laboratory equipment	451	1,047
Computer equipment and software	177	184
Furniture and fixtures	189	185
	817	8,496
Less: Accumulated depreciation and amortization	(522)	(1,206)
	$295	$7,290

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $140 and $218, respectively. During the year ended December 31, 2019, fully depreciated assets with a cost of $723 were disposed of for no proceeds, resulting in neither a gain nor a loss. However, assets with a cost of $26 and accumulated depreciation of $21 were disposed of for no proceeds, resulting in a loss on disposal of $5. During the year ended December 31, 2018, fully depreciated assets with a cost of $929 were disposed of for no proceeds, resulting in neither a gain nor a loss.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2019	December 31, 2018
External research and development services	$1,673	$1,307
Payroll and payroll-related costs	1,281	1,473
Professional fees	635	436
Other	352	423
	$3,941	$3,639

7. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2019 and 2018, the Company had no shares of preferred stock issued or outstanding. The preferred stock was classified under stockholders’ equity as of December 31, 2019.

8. Common Stock

As of December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 143,500,000 shares of $0.001 par value common stock. On July 5, 2017, the Company filed the amended and restated certificate of incorporation which increased the authorized number of shares of common stock to 150,000,000 shares.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2019 and 2018, no dividends had been declared.

As of December 31, 2019, the Company had reserved 4,091,954 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 9).

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

The total number of shares of common stock that may be issued under the 2017 Plan was 3,214,326 as of December 31, 2019, of which 621,248 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 Plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 Plan and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on January 1 of each year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. For the year ended December 31, 2019, the Company’s compensation committee of the board of directors authorized an additional 589,939 shares that may be issued under the 2017 Plan.

During the year ended December 31, 2019, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,692,150 shares of common stock at a weighted average exercise price of $1.63 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. As of December 31, 2019, a total of 150,000 shares of common stock are reserved for issuance under the 2017 ESPP. The number of shares of common stock that may be issued under the 2017 ESPP automatically increase on each January 1 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The board of directors has not initiated any offerings under the ESPP.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2019 and 2018 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.35%	2.93%
Expected term (in years)	6.2	7.3
Expected volatility	76.0%	74.8%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2018	2,528,297	$6.31	6.7	$—
Granted	1,692,150	1.63
Exercised	(126,560)	1.30
Canceled	(311,544)	8.74
Forfeited	(461,637)	6.41
Outstanding at December 31, 2019	3,320,706	$3.87	7.4	$—

Options exercisable at December 31, 2019	1,415,900	$5.56	5.2	$—
Options vested and expected to vest at December 31, 2019	3,264,851	$3.89	7.4	$—
Options exercisable at December 31, 2018	1,214,016	$6.29	3.9	$—
Options vested and expected to vest at December 31, 2018	2,485,495	$6.31	6.6	$—

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2019 and 2018 was $1.11 and $2.57, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2019 and 2018 was $2,236 and $2,889, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019 and 2018 was $109 and $105, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Stock Incentive Plan. The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2019:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2018	—	—
Issued	50,000	$1.75
Vested	—	—
Canceled/forfeited	—	—
Outstanding, non-vested at December 31, 2019	50,000	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2019	2018
Research and development expenses	$524	$851
General and administrative expenses	1,592	2,429
	$2,116	$3,280

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company had an aggregate of $3,070 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.3 years. In May 2018, the Company modified certain equity awards in connection with a separation agreement with its former Chief Executive Officer. The modification included acceleration of vesting of stock options to purchase 80,822 shares of common stock and an extension of the post-termination exercise period for vested options from 90 days to up to two years. In connection with this modification, the Company recorded an incremental compensation charge of $612 during the year ended December 31, 2018.

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(29,369)	$(31,547)
Accretion of redeemable convertible preferred stock to redemption value	—	—
Net loss attributable to common stockholders	$(29,369)	$(31,547)

Denominator:
Weighted average common shares outstanding—basic and diluted	24,535,454	14,738,193

Net loss per share attributable to common stockholders—basic and diluted	$(1.20)	$(2.14)

The Company’s potential dilutive securities, which include stock options as of December 31, 2019 and 2018, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Warrants to purchase common stock	12,935,323	—
Stock options to purchase common stock	3,320,706	2,528,297
Restricted stock units to purchase common stock	50,000	—
Total	16,306,029	2,528,297

11. Commitments and Contingencies

Operating Leases

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

The Company  has occupied the Building since August 21, 2018 and the 490 Arsenal Way Lease will continue until August 31, 2026. The Company has the option to extend the 490 Arsenal Way Lease for one five-year term. The Company is accounting for this lease under ASC 842 using its initial eight-year term through August 31, 2026 and will reassess the lease term on a quarterly basis.

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019:

Twelve Months Ended December 31, 2019
Lease cost (1)
Operating lease cost	$1,267
Total lease cost	$1,267

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$997
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	12.0%
(1)	Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2019 were not material.

As of December 31, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

As of December 31, 2019
2020	$1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	7,421
Less: imputed interest	(2,388)
Total operating lease liabilities	$5,033

As of December 31, 2018, future minimum commitments under ASC 840 under the Company’s operating leases were as follows:

As of December 31, 2018
2019	$997
2020	1,026
2021	1,058
2022	1,089
2023	1,122
2024 and thereafter	3,126
Total lease payments	8,418
Less: imputed interest	(3,017)
Total operating lease liabilities	$5,401

281 Albany Street

In February 2010, the Company entered into an operating lease agreement for office and laboratory space in Cambridge, Massachusetts, which, as amended, expired in August 2018.

Upon entering into the agreement, the Company was required to maintain a security deposit which was recorded as restricted cash on the Company’s balance sheet.

The agreement requires no future minimum lease payments after the year ended December 31, 2018.

The Company recognizes lease expense on a straight-line basis over the lease period and has recorded deferred assets for lease expense incurred but not yet paid. Lease expense under operating leases totaled $1,267 and $560 for the years ended December 31, 2019 and 2018, respectively.

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

The Company incurred license fees of $145 during each of the years ended December 31, 2019 and 2018. In addition, the Company did not make any milestone payments during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through December 31, 2019 and December 31, 2018, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,718 and $4,573, respectively.

As of December 31, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2019 and 2018. The Company did not make any milestone payments during the years ended December 31, 2019 or 2018. During the year ended December 31, 2019, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

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

Under the agreement, the Company is obligated to make aggregate milestone payments to Scripps of up to $1,900 for each licensed peptide product and up to $950 for each licensed protein product upon achieving of specified clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis. The Scripps agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2019 and 2018.

As of December 31, 2019, no milestones had been achieved and no liabilities for milestone payments had been recorded in the Company’s financial statements. As of December 31, 2019, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due. The Company provided cancellation notice to Scripps, effective January 1, 2020, in December 2019.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019 or December 31, 2018.

12. Income Taxes

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.0)	(5.5)
Research and development tax credits	(3.0)	(2.1)
Write-off of deferred offering costs	—	—
Other permanent items	0.6	0.9
Change in tax rate	—	—
Change in deferred tax asset valuation allowance	28.4	27.7
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$50,240	$42,773
Research and development tax credit carryforwards	4,449	3,602
Capitalized research and development expenses	63	68
Accrued expenses and reserves	312	396
Depreciation and amortization	435	(1,398)
Construction financing liability	—	1,454
Lease Liability	1,368	—
Stock compensation	605	504
Total deferred tax assets	57,472	47,399
Valuation allowance	(55,825)	(47,399)
Net deferred tax assets	$1,647	$—
Deferred Tax Liabilities:
Right of Use Asset	$(1,647)	$—
Total Deferred Tax Liabilities	$(1,647)	$—
Net Deferred Tax Asset (Liability)	$—	$—

Since inception in 2001, the Company has not recorded any U.S. federal or state income tax benefits for the net losses the Company has incurred in any year or for its earned research and development tax credits, due to its uncertainty of realizing a benefit from those items. As of December 31, 2019, the Company had net operating loss carryforwards for federal and state purposes of $185,132 and $179,782, respectively. $129,596 of the U.S. federal tax operating loss carryforwards will begin to expire in 2029. Approximately $55,536 of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2030. As of December 31, 2019, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,567 and $1,669, respectively, which begin to expire in 2025. As of December 31, 2019, The Company also had available orphan drug credit carryforwards of $564 for federal income tax purposes, which begin to expire in 2039.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2019	2018
Valuation allowance at beginning of year	$(47,399)	$(38,645)
Increases recorded to income tax provision	(8,426)	(8,754)
Decreases recorded as a benefit to income tax provision	—	—
Valuation allowance at end of year	$(55,825)	$(47,399)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

13. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has not elected to make any employer contributions for the years ended December 31, 2019 or 2018.

14. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,174	4,305	4,475	4,709
General and administrative	3,139	3,075	3,440	2,639
Total operating expenses	7,313	7,380	7,915	7,348
Loss from operations	(7,313)	(7,380)	(7,915)	(7,348)
Interest income	101	208	166	112
Net loss	(7,212)	(7,172)	(7,749)	(7,236)
Net loss per share—basic and diluted	$(0.49)	$(0.26)	$(0.28)	$(0.26)
Weighted average common shares outstanding— basic and diluted	14,816,253	27,526,065	27,810,358	27,810,358
Comprehensive loss:
Net loss	$(7,212)	$(7,172)	$(7,749)	$(7,236)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	5	24	(7)	(10)
Total other comprehensive gain (loss)	5	24	(7)	(10)
Total comprehensive loss	$(7,207)	$(7,148)	$(7,756)	$(7,246)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,846	5,320	4,321	3,961
General and administrative	2,917	4,339	3,177	3,021
Total operating expenses	7,763	9,659	7,498	6,982
Loss from operations	(7,763)	(9,659)	(7,498)	(6,982)
Interest income	175	168	64	(52)
Net loss	$(7,588)	$(9,491)	$(7,434)	$(7,034)
Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(0.64)	$(0.50)	$(0.48)
Weighted average common shares outstanding—basic and diluted	14,732,287	14,737,236	14,737,402	14,745,707
Comprehensive loss:
Net loss	$(7,588)	$(9,491)	$(7,434)	$(7,034)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(17)	38	9	(2)
Total other comprehensive loss	(17)	38	9	(2)
Total comprehensive loss	$(7,605)	$(9,453)	$(7,425)	$(7,036)

15. Subsequent Event

On January 26, 2020 the Company granted stock options to purchase 1,445,000 shares of its common stock with a weighted average exercise price of $0.67 to employees pursuant to the 2017 Stock Incentive Plan.