Form 10-Q
period 2020-03-31
AILERON THERAPEUTICS INC
filed 2020-05-11
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38130

Aileron Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 Arsenal Way, Suite 210 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALRN	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2020, the registrant had 29,086,467 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$10,697	$5,311
Investments	1,998	12,967
Prepaid expenses and other current assets	967	1,247
Restricted cash	25	25
Total current assets	13,687	19,550
Operating lease, right-of-use asset	5,893	6,060
Property and equipment, net	225	295
Restricted cash, non-current	568	568
Total assets	$20,373	$26,473
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,088	$1,452
Accrued expenses and other current liabilities	4,587	3,941
Operating lease liability, current portion	468	446
Total current liabilities	6,143	5,839
Operating lease liability, net of current portion	4,461	4,586
Total liabilities	10,604	10,425
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 27,810,358 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	28	28
Additional paid-in capital	214,625	214,148
Accumulated other comprehensive gain/(loss)	(1)	7
Accumulated deficit	(204,883)	(198,135)
Total stockholders’ equity	9,769	16,048
Total liabilities and stockholders’ equity	$20,373	$26,473

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	4,069	4,174
General and administrative	2,807	3,139
Total operating expenses	6,876	7,313
Loss from operations	(6,876)	(7,313)
Gain on sale of property and equipment	66	—
Interest income	62	100
Net loss	(6,748)	(7,213)
Net loss per share — basic and diluted	$(0.24)	$(0.49)
Weighted average common shares outstanding—basic and diluted	27,810,358	14,816,253
Comprehensive loss:
Net loss	$(6,748)	$(7,213)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(8)	5
Total other comprehensive gain (loss)	(8)	5
Total comprehensive loss	$(6,756)	$(7,208)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Exercise of stock options	—	—	—	—	—	—
Issuance costs of $28	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized gain on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769

Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized loss on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,748)	$(7,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	70	31
Net amortization of premiums and discounts on investments	(30)	(34)
Stock-based compensation expense	505	563
Gain on sale of property and equipment	(66)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	280	(50)
Other assets	167	533
Accounts payable	(365)	(872)
Operating lease liabilities	(104)	(85)
Accrued expenses and other current liabilities	619	(374)
Net cash used in operating activities	(5,672)	(7,501)
Cash flows from investing activities:
Purchases of property and equipment	—	(127)
Proceeds from sale of property and equipment	66	—
Proceeds from sales or maturities of investments	10,992	8,100
Net cash provided by (used in) investing activities	11,058	7,973
Cash flows from financing activities:
Proceeds from exercise of stock options	—	165
Net cash provided by financing activities	—	165
Net decrease in cash, cash equivalents and restricted cash	5,386	637
Cash, cash equivalents and restricted cash at beginning of period	5,904	11,228
Cash, cash equivalents and restricted cash at end of period	$11,290	$11,865

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is advancing a product candidate called ALRN-6924, which is based on its proprietary technology of stabilized cell-permeating alpha-helical peptides. The stabilized helical structure of its peptides allows the design of cell-permeating therapeutic agents with large molecular surfaces for optimal target binding properties. The Company’s focus is to improve the standard of care for patients with cancer by developing safe and effective therapies that leverage the Company’s proprietary peptide platform.

Based on its mechanism of action, preclinical data and preliminary evidence from its Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotection agent in patients with small cell lung cancer (“SCLC”) being treated with the chemotherapy topotecan, the Company believes that there may be a significant opportunity to develop ALRN-6924 as an agent that reduces the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. The Company refers to this concept as “chemoprotection” or “myelopreservation.”

The Company also believes that ALRN-6924 may be used as an anti-cancer agent, alone or in combination with other drugs, for several cancer indications.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company’s product candidate currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance-reporting capabilities.

The Company’s product candidate is in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary governmental regulatory approval or that any approved products will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its key employees and consultants.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2020, the Company has funded its operations with net proceeds of $23,825 from its private placement on April 2, 2019, $50,009 from its initial public offering on July 5, 2017, $131,211 from sales of preferred stock prior to the Company’s initial public offering, $552 from the exercise of stock options and $34,910 from a collaboration agreement. As of March 31, 2020, the Company had cash, cash equivalents and investments of $12,695. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $204,883 as of March 31, 2020. The Company expects to continue to generate losses for the foreseeable future.

As of May 11, 2020, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments of $12,695 as of March 31, 2020, will be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the first quarter of 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. The Company plans to seek to address this condition by raising additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing and therefore it is not considered probable, as defined in accounting standards ASU No. 2014-15 (subtopic 205-40), that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

On July 12, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the Bid Price Rule. On December 20, 2019, the Company applied to transfer the listing of its stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On December 27, 2019, Nasdaq approved the Company’s transfer application. This transfer became effective at the opening of business on December 30, 2019. The Company’s common stock continues to trade under the symbol “ALRN.” Nasdaq has advised the Company that following the effectiveness of transfer of its listing, the Company was granted an additional 180-day period, or until July 6, 2020, to regain compliance with Bid Price Rule. On April 17, 2020 Nasdaq notified the Company that its date to regain compliance with the Bid Price Rule was extended to September 21, 2020 (the “Compliance Date”), pursuant to Nasdaq’s proposed rule change to extend the period of time for companies to regain compliance with the bid price and market value of publicly held shares continued listing requirements by tolling the compliance periods through and including June 30, 2020. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

The Company intends to seek stockholder approval at its annual meeting of stockholders scheduled for June 17, 2020 of an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split as a potential measure to regain compliance with the Bid Price Rule. If the Company is unable to regain compliance with the Bid Price Rule within the prescribed period set forth above, the Company’s common stock may be delisted, subject to certain appeal rights. If its common stock is delisted, the Company’s ability to raise additional capital or to enter into strategic transactions could be adversely affected.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 30, 2020.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of March 31, 2020 and December 31, 2019, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of March 31, 2020 and December 31, 2019, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility.

Investments

The Company classifies its available-for-sale debt security investments as current assets on the balance sheet if they mature within one year from the balance sheet date.

The Company classifies its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities or using other inputs that are observable or can be corroborated by observable market data. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statements of operations and comprehensive loss.

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

Potential impacts to the Company’s business include disruptions in supply of product candidates and/or procuring items that are essential for the Company’s research and development activities.  While the Company believes that it currently has sufficient supply of the Company’s product candidates to continue the Company’s on-going clinical trials, some of the Company’s product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19 such as Europe. Additionally, the Company has enrolled, and will seek to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and internationally. Some of the Company’s clinical trial sites are outside of the United States, including Europe which is an area recently noted as being impacted by COVID-19. In the event that clinical trial sites are slowed down or closed to enrollment in the Company’s trials, this could impact the Company’s clinical trial plans, timelines and costs.

Any negative impact that the COVID-19 outbreak has on the ability of the Company’s suppliers to provide materials necessary for the Company’s product candidates or on recruiting or retaining patients in the Company’s clinical trials could cause costly delays to clinical trial activities, which could adversely affect the Company’s ability to obtain regulatory approval for and to commercialize the Company’s product candidates, increase the Company’s operating expenses, affect the Company’s ability to raise additional capital, and impact the Company’s operating and financial results. The capital markets have experienced significant volatility as a result of the pandemic and the Company’s ability to access the capital markets in the future could be impacted if disruptions in the capital markets continue.

Recently Adopted Accounting Pronouncements

Fair Value of Financial Instruments

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. This ASU became effective for the Company on January 1, 2020. There was no impact on the Company’s financials as a result of this change for the quarter ended March 31, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The standard also establishes additional disclosure requirements related to credit risks. This guidance was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on the condensed consolidated financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,258	$—	$—	$9,258
Investments:
Corporate notes	—	750	—	750
Commercial paper	—	1,248	—	1,248
	$9,258	$1,998	$—	$11,256

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,208	$—	$—	$4,208
Investments:
Corporate notes	—	5,491	—	5,491
Commercial paper	—	7,476	—	7,476
	$4,208	$12,967	$—	$17,175

As of March 31, 2020 and December 31, 2019, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers in and out of Level 3.

4. Investments

As of March 31, 2020 and December 31, 2019, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$750	$—	$—	$750
Commercial paper	1,247	1	—	1,248
	$1,997	$1	$—	$1,998

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$5,489	$2	$—	$5,491
Commercial paper	7,470	6	—	7,476
	$12,959	$8	$—	$12,967

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory equipment	$406	$451
Computer equipment and software	177	177
Furniture and fixtures	189	189
	772	817
Less: Accumulated depreciation and amortization	(547)	(522)
	$225	$295

Depreciation and amortization expense for the quarter ended March 31, 2020 was $70. During the quarter ended March 31, 2020, fully depreciated assets with a cost of $45 was sold for $66, resulting in a gain of $66. During the year ended December 31, 2019, fully depreciated assets with a cost of $723 were disposed of for no proceeds, resulting in neither a gain nor a loss. However, assets with a cost of $26 and accumulated depreciation of $21 were disposed of for no proceeds, resulting in a loss on disposal of $5.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
External research and development services	$2,233	$1,673
Payroll and payroll-related costs	1,480	1,281
Professional fees	593	635
Other	281	352
	$4,587	$3,941

7. Stockholders’ Equity

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, (the “common warrants”), to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance. The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. The Company received aggregate gross proceeds from the private placement of approximately $26,000 before deducting placement agent fees and offering expenses of $2,175 and excluding the exercise of any warrants.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 4,156,459 as of March 31, 2020, of which 204,519 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and the 2016 plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. Under the 2017 Plan, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2019 and January 1, 2020, the number of shares issuable under the 2017 Plan automatically increased by 589,939 shares and 1,112,414 shares, respectively.

During the three months ended March 31, 2020, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,535,000 shares of common stock at a weighted average exercise price of $0.65 per share.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The compensation committee of the board of directors has determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2019 or January 1, 2020. The Company has not issued any shares under the 2017 ESPP.

2016 Stock Incentive Plan

The 2016 Plan provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2016 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

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

2006 Stock Incentive Plan

The 2006 Plan provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2006 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2020 and 2019 were as follows, presented on a weighted average basis:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Risk-free interest rate	1.29%	2.53%
Expected term (in years)	6.3	6.2
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	3,320,706	$3.87	7.4	$—
Granted	1,535,000	0.65
Exercised	—	0.00
Canceled	(11,857)	8.90
Forfeited	—	0.00
Outstanding at March 31, 2020	4,843,849	$2.84	8.0	$—
Options exercisable at March 31, 2020	1,657,713	$5.07	5.6	$—
Options vested and expected to vest at March 31, 2020	4,733,797	$2.87	8.0	$—
Options exercisable at December 31, 2019	1,415,900	$5.56	5.2	$—
Options vested and expected to vest at December 31, 2019	3,264,851	$3.89	7.4	$—

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $0.44 and $0.99, respectively.

The aggregate fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $447 and $509, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0 and $109, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Stock Incentive Plan. The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2020:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2019	50,000	$1.75
Issued	—	—
Vested	—	—
Canceled/forfeited	—	—
Outstanding, non-vested at March 31, 2020	50,000	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$149	$81
General and administrative expenses	356	482
	$505	$563

During the three months ended March 31, 2020 and 2019 the Company recognized stock-based compensation expense of $49 and $0, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company had an aggregate of $3,235 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.5 years.

9. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(6,748)	$(7,213)

Denominator:
Weighted average common shares outstanding—basic and diluted.	27,810,358	14,816,253
Total	27,810,358	14,816,253

Net loss per share —basic and diluted	$(0.24)	$(0.49)

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

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	12,935,323	—
Stock options to purchase common stock	4,843,849	2,446,487
Restricted stock units to purchase common stock	50,000	—
Total	17,829,172	2,446,487

10. Commitments and Contingencies

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

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license fees of $145 during each of the three months ended March 31, 2020 and 2019. In addition, the Company did not make any milestone payments during the three months ended March 31, 2020 and 2019. As of March 31, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements. Through March 31, 2020 and December 31, 2019, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,863 and $4,718, respectively.

As of March 31, 2020, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the three months ended March 31, 2020 and 2019. In addition, the Company did not make any milestone payments during the three months ended March 31, 2020 and 2019. As of March 31, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2020 or December 31, 2019.

11. Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2020 and 2019. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2020 and December 31, 2019.

12. Subsequent Events

In July 2019, the Company entered into a Capital on DemandSM Sales Agreement (the “Sales Agreement”), with JonesTrading Institutional Services LLC (“JonesTrading”), under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13,265. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement. Pursuant to the Sales Agreement, the Company began making sales in April 2020. Since April 1, 2020 the Company has issued and sold an aggregate of 1,263,059 shares of common stock for gross proceeds of $762, before deducting commissions and fees of $24.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission, or SEC, on March 30, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a product candidate called ALRN-6924, which is based on our proprietary technology of stabilized cell-permeating alpha-helical peptides. The stabilized helical structure of our peptides allows the design of cell-permeating therapeutic agents with large molecular surfaces for optimal target binding properties. The Company’s focus is to improve the standard of care for patients with cancer by developing safe and effective therapies that leverage our proprietary peptide platform.

Based on its mechanism of action, preclinical data and preliminary evidence from our Phase 1b clinical trial, we believe that there may be a significant opportunity to develop ALRN-6924 as an agent that reduces the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. This is a concept known as “chemoprotection” or “myelopreservation.”

Our currently active clinical development program for ALRN-6924 currently includes an ongoing Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with small cell lung cancer, or SCLC, being treated with the chemotherapy topotecan.

This trial is expected to enroll approximately 40 patients with extensive disease, p53-mutated SCLC receiving second line topotecan. The trial includes a dose and schedule optimization part.

In the dose optimization part, topotecan is administered daily on days 1 through 5 of every 21-day treatment cycle. ALRN-6924 is administered 24 hours prior to each dose of topotecan (on days 0 through 4 every 21 days).  As of a data cutoff of January 22, 2020, coinciding with the most recent investigator review of this ongoing trial, preliminary results were available for patients in the first two dose levels of 0.6 and 1.2 mg/kg ALRN-6924 (n=5 and n=6 patients, respectively). In these cohorts, treatment with the combination was well-tolerated, with the most frequent safety finding consisting of topotecan-induced hematological toxicity. This toxicity was expected based on data from historical clinical trials of topotecan in this indication. While still preliminary, we are encouraged by the results of the interim data from the 0.6 mg/kg cohort and the 1.2 mg/kg cohort of the dose optimization part, we observed a protective effect of ALRN-6924 on severe anemia and thrombocytopenia but not on neutropenia in those cohorts. We recently completed enrollment in our final dose optimization cohort with a 0.3 mg/kg dose level of ALRN-6924 administered 24 hours prior to topotecan. We are further encouraged with data emerging from this cohort as it supports the trends observed with previous two cohorts. We plan to report interim top-line data for the dose optimization part of the trial in second quarter of 2020 and top-line final data in the fourth quarter of 2020.

Additionally, in the schedule optimization part of the trial we plan to assess an alternative schedule of ALRN-6924 administered six hours prior to each topotecan dose in the clinical trial at up to two dose levels in approximately 20 patients. The objective of this alternative schedule evaluation is to determine whether a shorter interval between ALRN-6924 and chemotherapy administration has the potential to expand the myelopreservation effect beyond anemia and thrombocytopenia to neutropenia.  Subject to enrollment delays that may occur as a result of the coronavirus pandemic, we expect to present the results of the schedule-optimization from the ongoing Phase 1b part of the myelopreservation trial in the fourth quarter of 2020.

We also believe that ALRN-6924 may potentially be used as an anti-cancer agent, alone or in combination with other drugs, for several cancer indications. Accordingly, our clinical development program for ALRN-6924 also includes a Phase 2a clinical trial combining ALRN-6924 and palbociclib (Ibrance, marketed by Pfizer, Inc.) for the treatment of patients with MDM2-amplified solid tumors. However, in light of our cash resources and the uncertainties associated with the coronavirus pandemic, we have determined to focus our efforts on the development of ALRN-6924 as a chemoprotective agent, and do not plan to advance development of ALRN-6924 for any other program at this time.

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

In July 2019, we entered into a Capital on DemandSM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13,265. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the Sales Agreement. Pursuant to the Sales Agreement, we began making sales in April 2020. Since April 1, 2020, we have issued and sold an aggregate of 1,263,059 shares of common stock for net proceeds of $0.7 million. On April 30, 2020 we received a loan of $0.4 million under the Payroll Protection Program of the CARES Act.

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of our common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.

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

Since our inception through March 31, 2020, we have received $23.8 million in net proceeds from our private placement on April 2, 2019, $50.0 million in net proceeds from our initial public offering, or IPO, $131.2 million from our sales of preferred stock prior to our IPO, $0.6 million from the exercise of stock options and $34.9 million from a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $6.7 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $204.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur expenses and operating losses for at least the next several years.

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

The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry. In response, we are in the process of implementing a plan to reduce additional operating expenses, which includes additional reductions in personnel as well as the elimination of previously planned research studies and advisory services.

As of March 31, 2020, we had cash, cash equivalents and investments of $12.7 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of March 31, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure into the first quarter of 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments will be sufficient to fund such business plan for at least twelve months from the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

Recent Developments

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the novel coronavirus, or COVID-19, pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at our facility by shifting to remote work. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the first quarter of 2020, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2020	2019
ALRN-6924	$2,831	$2,154
Other early-stage development programs	2	186
Employee, facility and other development expenses	1,236	1,834
Total research and development expenses	$4,069	$4,174

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our ongoing clinical trials of ALRN-6924, as well as of any future clinical trials of ALRN-6924 and other research and development activities that we may conduct;

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

We are currently conducting a Phase 1b clinical trial of ALRN-6924 to assess the chemoprotective effect in patients with small cell lung cancer being treated with the chemotherapy topotecan.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,069	4,174	(105)
General and administrative	2,807	3,139	(332)
Total operating expenses	6,876	7,313	(437)
Loss from operations	(6,876)	(7,313)	437
Gain on sale of property and equipment	66	—	66
Interest income	62	100	(38)
Net loss	$(6,748)	$(7,213)	$465

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$2,831	$2,154	$677
Other early-stage development programs	2	186	(184)
Employee, facility and other development expenses	1,236	1,834	(598)
Total research and development expenses	$4,069	$4,174	$(105)

Research and development expenses for the three months ended March 31, 2020 were $4.1 million, compared to $4.2 million for the three months ended March 31, 2019. The $0.1 million decrease in research and development expense is primarily attributed to a decrease of $0.6 million in our employee and other development expenses due to a decrease in the number of research and development employees from 15 in 2019 to seven in 2020 and a decrease of $0.2 million in other early-stage development programs due to our determination not to conduct further research activities. These decreases are partially offset by an increase of $0.7 million in costs incurred related to the manufacture of ALRN-6924 and the clinical development of ALRN-6924.

Clinical development of ALRN-6924 during the three months ended March 31, 2020 primarily reflects costs incurred for our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a chemoprotective agent and costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for the treatment of MDM2-amplified advanced solid tumors. Clinical development of ALRN-6924 during the three months ended March 31, 2019 primarily reflects costs incurred in connection with the initiation of our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a chemoprotective agent, our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for the treatment of MDM2-amplified advanced solid tumors, the PTCL trial, which we completed, and our AML and MDS trials, which we discontinued, in early 2019. In March 2020, we implemented cost savings initiatives including the elimination of previously planned research studies. Accordingly, we expect that our quarterly expenditures on research and development will be lower for the remainder of 2020 as compared to the first quarter of 2020.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2020, compared to $3.1 million for three months ended March 31, 2019. The decreased expense in the three months ended March 31, 2020 primarily reflects costs saved due to lower administrative support related costs. We anticipate that the cost savings initiatives we initiated in March 2020 will result in lower quarterly general and administrative expenses for the remainder of 2020 as compared to the first quarter of 2020.

Interest Income

Interest income for the three months ended March 31, 2020 was $0.1 million, compared to $0.1 million for the three months ended March 31, 2019. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Prior to the IPO, we financed our operations through private placements of our preferred stock and, to a lesser extent, through payments received under a collaboration agreement. Since our inception to date through March 31, 2020, we have received $23.8 million in net proceeds from our private placement on April 2, 2019, $50.0 million in net proceeds from our IPO, $131.2 million from our sales of preferred stock prior to our IPO and $34.9 million from the collaboration agreement. As of March 31, 2020, we had cash, cash equivalents and investments of $12.7 million.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the Bid Price Rule. On December 20, 2019, we applied to transfer the listing of our stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. Our common stock continues to trade under the symbol “ALRN.” Nasdaq has advised us that following the effectiveness of transfer of our listing, we were granted an additional 180-day period, or until July 6, 2020, to regain compliance with Bid Price Rule. On April 17, 2020 Nasdaq notified us that our date to regain compliance with the Bid Price Rule was extended to September 21, 2020, or the Compliance Date, pursuant to Nasdaq’s proposed rule change to extend the period of time for companies to regain compliance with the bid price and market value of publicly held shares continued listing requirements by tolling the compliance periods through and including June 30, 2020. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we are in compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

We intend to seek stockholder approval at our annual meeting of stockholders scheduled for June 17, 2020 of an amendment to our restated certificate of incorporation to effect a reverse stock split as a potential measure to regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by the Compliance Date, Nasdaq will notify us that our common stock may be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or Panel. We expect that our stock would remain listed pending the Panel’s decision of our appeal. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful.

The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based and the liquidity of our common stock will likely be reduced if we fail to regain compliance with the Bid Price Rule. If our common stock is delisted, our ability to raise additional capital or to enter into strategic transactions could be adversely affected. Any potential delisting of our common stock would also make it more difficult for our stockholders to sell our common stock in the public market.

Even if we do regain compliance with the Bid Price Rule, there are many factors that may adversely affect our minimum bid price in the future, including those described below in Part II, Item 1A of this Quarterly Report in the section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(5,672)	$(7,501)
Cash provided by investing activities	11,058	7,973
Cash provided by financing activities	0	165
Net increase in cash, cash equivalents and restricted cash	$5,386	$637

Operating Activities. During the three months ended March 31, 2020, operating activities used $5.7 million of cash, resulting primarily from our net loss of $6.7 million, offset by cash provided by the change in operating assets and liabilities of $0.6 million and $0.5 million in non-cash stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted primarily of an increase of $0.6 million in accrued expenses and other current liabilities as well as a decrease of $0.4 million in accounts payable from December 31, 2019. The increase in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

During the three months ended March 31, 2019, operating activities used $7.5 million of cash, resulting primarily from our net loss of $7.2 million and our use of net cash in operating assets and liabilities of $0.8 million offset by $0.6 million in non-cash stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted primarily of a decrease of $0.9 million in accounts payable and a decrease of $0.4 million in accrued expenses and other current liabilities, offset by a decrease of $0.5 million in other assets from December 31, 2018. The decrease in accounts payable is due to the timing of vendor invoicing and payments. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

Investing Activities. During the three months ended March 31, 2020, investing activities provided $11.1 million of cash resulting from $11.0 million of proceeds from the sale of investments and $0.1 million of proceeds from the sale of property and equipment. During the three months ended March 31, 2019, investing activities provided $8.0 million of cash resulting from $8.0 million of proceeds from the sale of investments offset by $0.1 million of purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2020, we did not have any net cash provided by financing activities. During the three months ended March 31, 2019, net cash provided by financing activities was $0.2 million due to the proceeds received from the exercise of stock options.

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

As of March 31, 2020, our cash, cash equivalents and investments were $12.7 million. In July 2019, we entered into a Capital on DemandSM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13.3 million. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the Sales Agreement. Pursuant to the Sales Agreement, we began making sales in April 2020. Since April 1, 2020 we have issued and sold an aggregate of 1,263,059 shares of common stock for net proceeds of $0.7 million. On April 30, 2020 we received a loan of $0.4 million under the Payroll Protection Program of the CARES Act.

As of May 11, 2020, the date of issuance of these unaudited interim condensed financial statements, we expect that our existing cash, cash equivalents and investments will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We plan to seek to address this condition by raising additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing and therefore it is not considered probable, as defined in accounting standards Accounting Standards Update No. 2014-15 (subtopic 205-40), that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

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

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, and preclinical research and clinical trials for our other product candidates we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses; and
•	Stock-based compensation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for other product candidates we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations with third parties on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry. In response, we are in the process of implementing a plan to reduce additional operating expenses, which may include a reduction in personnel as well as the elimination of previously planned research studies and advisory services.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $12.7 million as of March 31, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure requirements into the first quarter of 2021. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions have recently been volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital.  For example, the novel coronavirus pandemic has been spreading rapidly around the world since December 2019 and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor other industries and companies during the times of substantial market uncertainty and instability. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We do not believe that our cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our current operations for at least 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. We plan to seek to address this condition through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions. If we are unable to obtain such funding and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Pending the results of our ongoing studies, and our ability to obtain additional funding in the future, we expect our expenses to increase as we will incur significant research and development expenses as we continue our ongoing clinical trials of ALRN-6924, continue our non-clinical research with ALRN-6924, initiate additional clinical trials of ALRN-6924 and pursue later stages of clinical development of ALRN-6924. Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing may also require a substantial amount of time and attention from our management team and could divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We were incorporated in 2001 and commenced principal operations in 2006. We are an early-stage company, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our stabilized cell-permeating peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. All of our product candidates other than ALRN-6924 are in preclinical research. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is first evaluated in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $6.7 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our lead product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ALRN-6924, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of ALRN-6924 as a chemoprotective agent. Our business depends entirely on the successful development and commercialization of ALRN-6924. We currently generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to conduct our ongoing clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. While we believe that we currently have sufficient supply of our product candidates to continue our on- going clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19. There is no guarantee that the recent COVID-19, or any potential future outbreak would not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Some of our clinical trial sites are outside of the United States, including in areas recently noted as being impacted by COVID-19.  In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic.

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Moreover, we believe our lead product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and its endogenous inhibitors, MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest in healthy cells and/or apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research.

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Moreover, if the COVID-19 pandemic continues, patient recruitment and enrollment in our clinical trials may be even more so adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants.

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

If the COVID-19 pandemic continues, patient recruitment and enrollment in our clinical trials may be even more so adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  On March 3, 2020, however, that Court did agree to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, or the Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we were provided an initial period of 180 calendar days, or until January 8, 2020, to regain compliance with the Bid Price Rule. On December 20, 2019, we applied to transfer the listing of our stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. Our common stock continues to trade under the symbol “ALRN.” Nasdaq has advised us that following the effectiveness of transfer of our listing, we were granted an additional 180-day period, or until July 6, 2020, to regain compliance with Bid Price Rule. On April 17, 2020 Nasdaq notified us that our date to regain compliance with the Bid Price Rule was extended to September 21, 2020, or the Compliance Date, pursuant to Nasdaq’s proposed rule change to extend the period of time for companies to regain compliance with the bid price and market value of publicly held shares continued listing requirements by tolling the compliance periods through and including June 30, 2020. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we are in compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

We intend to seek stockholder approval at our annual meeting of stockholders scheduled for June 17, 2020 of an amendment to our restated certificate of incorporation to effect a reverse stock split as a potential measure to regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by the Compliance Date, Nasdaq will notify us that our common stock may be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel, or Panel. We expect that our stock would remain listed pending the Panel’s decision of our appeal. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful.

The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based and the liquidity of our common stock will likely be reduced if we fail to regain compliance with the Bid Price Rule. If we are unable to regain compliance with the Bid Price Rule within the prescribed period, our common stock may be delisted, subject to certain appeal rights. If our common stock is delisted, our ability to raise additional capital or to enter into strategic transactions could be adversely affected. Any potential delisting of our common stock would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Our stock price is volatile. During the period from June 28, 2017 to May 6, 2020, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of ALRN-6924 and any of our other product candidates;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaborations for our product candidates or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss carryforwards of $185.1 million, of which $129.6 million will, if not utilized, begin to expire in 2029. As of December 31, 2019, we had state net operating carryforwards of $179.8 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.6 million and $1.7 million, respectively, will, if not utilized, begin to expire in 2025. We also have federal orphan drug tax credit carryforwards of $0.6 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not conducted a study to assess whether we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred at any time since our inception and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 8, 2020, we had 29,086,467 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In connection with our April 2019 private placement, we entered into a registration rights agreement, pursuant to which we registered for resale the shares purchased in the private placement and shares issuable upon exercise of warrants issued in the private placement. Under this agreement, we filed a registration statement covering the resale of shares by the purchasers within 30 days following the closing of the private placement and agreed to use commercially reasonable efforts to cause this registration statement to become effective as soon as practicable, and agreed to use commercially reasonable efforts to keep this registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

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

As of March 31, 2020, we have used all of the net proceeds from our initial public offering, primarily to fund our ongoing clinical trials of ALRN-6924, including our Phase 1 All-comers trial, our ongoing Phase 2a clinical trial of the combination of ALRN-6924 and palbociclib (Ibrance), our ongoing Phase 1b/2 trial to evaluate ALRN-6924 as a chemoprotective agent, and to fund our clinical trials of ALRN-6924 for the treatment of PTCL trial which we completed, and our AML and MDS trials which we discontinued, and for working capital and other general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2017.

Item 5.	Other Information

None.

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

Aileron Therapeutics, Inc.

Date: May 11, 2020	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2020	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)