Form 10-Q
period 2020-06-30
AILERON THERAPEUTICS INC
filed 2020-08-05
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2020, the registrant had 39,261,576 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,124	$5,311
Investments	1,756	12,967
Prepaid expenses and other current assets	765	1,247
Restricted cash	25	25
Total current assets	19,670	19,550
Operating lease, right-of-use asset	5,723	6,060
Property and equipment, net	164	295
Restricted cash, non-current	568	568
Total assets	$26,125	$26,473
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$993	$1,452
Accrued expenses and other current liabilities	3,272	3,941
Paycheck Protection Program loan, current portion	171	—
Operating lease liability, current portion	490	446
Total current liabilities	4,926	5,839
Paycheck Protection Program loan, net of current portion	213	—
Operating lease liability, net of current portion	4,332	4,586
Total liabilities	9,471	10,425
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 39,261,576 and 27,810,358 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	39	28
Additional paid-in capital	225,890	214,148
Accumulated other comprehensive gain/(loss)	(2)	7
Accumulated deficit	(209,273)	(198,135)
Total stockholders’ equity	16,654	16,048
Total liabilities and stockholders’ equity	$26,125	$26,473

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,488	4,304	6,557	8,478
General and administrative	1,912	3,075	4,719	6,214
Total operating expenses	4,400	7,379	11,276	14,692
Loss from operations	(4,400)	(7,379)	(11,276)	(14,692)
Gain on sale of property and equipment	—	—	66	—
Interest income	10	207	72	307
Net loss	(4,390)	(7,172)	(11,138)	(14,385)
Net loss per share — basic and diluted	$(0.14)	$(0.26)	$(0.38)	$(0.68)
Weighted average common shares outstanding—basic and diluted	31,221,139	27,526,065	29,515,749	21,206,269
Comprehensive loss:
Net loss	(4,390)	(7,172)	$(11,138)	$(14,385)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(1)	24	(9)	29
Total other comprehensive gain (loss)	(1)	24	(9)	29
Total comprehensive loss	$(4,391)	$(7,148)	$(11,147)	$(14,356)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Stock issuance costs of $28	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769
Issuance costs of $1,186	—	—	(1,186)	—	—	(1,186)
Issuance of common stock	11,425,118	11	11,904	—	—	11,915
RSUs vested, net of shares retained for tax	26,100	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	560	—	—	560
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(4,390)	(4,390)
Balances at June 30, 2020	39,261,576	$39	$225,890	$(2)	$(209,273)	$16,654

Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847
Sale of common stock and common warrants, net of issuance costs of $2,175	11,838,582	12	21,610	—	—	21,622
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Stock-based compensation expense	—	—	460	—	—	460
Unrealized gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(7,172)	(7,172)
Balances at June 30, 2019	27,810,358	$28	$213,083	$24	$(183,151)	$29,984

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,138)	$(14,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	139	58
Net amortization of premiums and discounts on investments	(36)	(94)
Stock-based compensation expense	1,065	1,023
Gain on sale of property and equipment	(66)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	482	29
Other assets	337	691
Accounts payable	(461)	(25)
Operating lease liabilities	(211)	(173)
Accrued expenses and other current liabilities	(855)	(317)
Net cash used in operating activities	(10,744)	(13,193)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(131)
Proceeds from sale of property and equipment	66	—
Purchases of investments	(1,756)	(21,284)
Proceeds from sales or maturities of investments	12,992	10,100
Net cash provided by (used in) investing activities	11,297	(11,315)
Cash flows from financing activities:
Proceeds from issuance of common stock and common warrants and pre-funded warrants, net of issuance costs	10,876	23,865
Proceeds from Paycheck Protection Program Loan	384	—
Proceeds from exercise of stock options	—	165
Net cash provided by financing activities	11,260	24,030
Net increase/(decrease) in cash, cash equivalents and restricted cash	11,813	(478)
Cash, cash equivalents and restricted cash at beginning of period	5,904	11,228
Cash, cash equivalents and restricted cash at end of period	$17,717	$10,750
Supplemental disclosure of non-cash financing activities:
Issuance costs for issuance of common stock included in accounts payable and accrued expenses	$190	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is focused on transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects.  The Company is advancing ALRN-6924, its first-in-class dual MDM2/MDMX inhibitor currently in clinical development, to provide a single medicine to protect multiple healthy cell types throughout the body from chemotherapy while ensuring chemotherapy continues to destroy cancer cells.

In addition to potentially reducing or eliminating multiple side effects, ALRN-6924 may also improve patients’ quality of life and help them better tolerate chemotherapy, potentially allowing patients to complete their treatment without dose reductions or delays. The Company’s long-term vision is to provide chemoprotection for patients with p53-mutated cancers, which represents approximately 50% of cancer patients, regardless of cancer type or chemotherapeutic drug.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, uncertainties in the clinical development of product candidates and the need to obtain additional financing. ALRN-6924 will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

ALRN-6924, the Company’s product candidate, is in clinical development. There can be no assurance that the Company’s development of ALRN-6924 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that ALRN-6924 will obtain necessary governmental regulatory approval or, if approved, will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its key employees and consultants.

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

In June 2020, the Company issued and sold in an underwritten public offering an aggregate of 10,162,059 shares of common stock, including an additional 1,071,149 shares of common stock upon the partial exercise of an option of the underwriters to purchase additional shares, for a purchase price to the public of $1.10 per share. The Company received aggregate gross proceeds from the public offering of approximately $11,178 before deducting underwriting discounts and commissions and offering expenses of $932.

In July 2019, the Company entered into a Capital on DemandSM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”), under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13,265. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement. The Company began selling shares of common stock under the Sales Agreement in April 2020. During the six months ended June 30, 2020, the Company issued and sold an aggregate of 1,263,059 shares of common stock for gross proceeds of $762, before deducting commissions and fees of $24. In June 2020, the Company terminated the offering and sale of shares of common stock under the Sales Agreement with JonesTrading.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants (the “common warrants”) to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of the Company’s common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. The common warrants are exercisable at an exercise price of $2.00 per share and expire five years from the date of issuance.  The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. The Company received aggregate gross proceeds from the private placement of approximately $26,000, before deducting placement agent fees and offering expenses of $2,175 and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock.

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2020, the Company has funded its operations primarily through sales of common stock in its initial public offering and a follow-on public offering, sales of common stock and warrants in a private placement, sales of preferred stock prior to the Company’s initial public offering and payments received under a collaboration agreement. As of June 30, 2020, the Company had cash, cash equivalents and investments of $18,880. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $209,273 as of June 30, 2020. The Company expects to continue to generate losses for the foreseeable future.

As of August 5, 2020, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments as of June 30, 2020, will be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, after considering various risks and uncertainties as prescribed by ASU No. 2014-15 (subtopic 205-40), “ASU No. 2014-15,” there is substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of these interim financial statements without additional capital. The Company plans to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

On July 12, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market (the “Bid Price Rule”). On December 20, 2019, the Company applied to transfer the listing of its stock from the Nasdaq Global Market to the Nasdaq Capital Market.

On December 27, 2019, Nasdaq approved the Company’s transfer application. This transfer became effective at the opening of business on December 30, 2019. On June 11, 2020, after the Company’s common stock had a closing price bid of at least $1.00 for 10 consecutive trading days, Nasdaq provided written notification to the Company that it had regained compliance with the Bid Price Rule and that Nasdaq considered the matter closed.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its clinical programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2020 and for the six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 30, 2020.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of June 30, 2020 and December 31, 2019, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of June 30, 2020 and December 31, 2019, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility.

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

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general, among other factors. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) is computed by adjusting income (loss) per share to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, restricted stock units and warrants to purchase common stock are considered potential dilutive common shares. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Potential impacts to the Company’s business include disruptions in supply of the Company’s product candidate and/or procuring items that are essential for the Company’s research and development activities.  While the Company believes that it currently has sufficient supply of its product candidate to continue the Company’s ongoing clinical trials, its product candidate, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. Additionally, the Company has enrolled, and is seeking to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. Enrollment at clinical trial sites may be disrupted as the effects of the COVID-19 pandemic persist.

Any negative impact that the COVID-19 outbreak has on the ability of the Company’s suppliers to provide materials necessary for the Company’s product candidate or on recruiting or retaining patients in the Company’s clinical trials could cause costly delays to clinical trial activities, which could adversely affect the Company’s ability to obtain regulatory approval for and to commercialize the Company’s product candidate, increase the Company’s operating expenses, affect the Company’s ability to raise additional capital, and impact the Company’s operating and financial results. The capital markets have also experienced significant volatility as a result of the pandemic. Future disruptions in the capital markets could negatively impact the Company’s ability to raise capital in the future.

Recently Adopted Accounting Pronouncements

Fair Value of Financial Instruments

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. This ASU became effective for the Company on January 1, 2020. There was no impact on the Company’s financials as a result of this change for the quarter ended June 30, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The standard also establishes additional disclosure requirements related to credit risks. This guidance was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on its condensed financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,654	$—	$—	$14,654
Commercial paper	—	1,750	—	1,750
Investments:
Agency bonds	—	1,756	—	1,756
	$14,654	$3,506	$—	$18,160

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,208	$—	$—	$4,208
Investments:
Corporate notes	—	5,491	—	5,491
Commercial paper	—	7,476	—	7,476
	$4,208	$12,967	$—	$17,175

As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents and investments were invested in money market funds, corporate notes, agency bonds and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers in and out of Level 3.

4. Investments

As of June 30, 2020 and December 31, 2019, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Agency bonds	$1,756	$—	$—	$1,756
	$1,756	$—	$—	$1,756

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$5,489	$2	$—	$5,491
Commercial paper	7,470	6	—	7,476
	$12,959	$8	$—	$12,967

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Laboratory equipment	$406	$451
Computer equipment and software	181	177
Furniture and fixtures	189	189
	776	817
Less: Accumulated depreciation and amortization	(612)	(522)
	$164	$295

Depreciation and amortization expense for the six months ended June 30, 2020 was $139. During the six months ended June 30, 2020, fully depreciated assets with a cost of $45 was sold for $66, resulting in a gain of $66. During the year ended December 31, 2019, fully depreciated assets with a cost of $723 were disposed of for no proceeds, resulting in neither a gain nor a loss. However, assets with a cost of $26 and accumulated depreciation of $21 were disposed of for no proceeds, resulting in a loss on disposal of $5.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
External research and development services	$1,633	$1,673
Payroll and payroll-related costs	747	1,281
Professional fees	665	635
Other	227	352
	$3,272	$3,941

7. Paycheck Protection Loan

On April 30, 2020, the Company received loan proceeds in the amount of approximately $384 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

The Company has determined to account for the PPP loan as debt under Accounting Standards Update (“ASC 470”), “Debt”, and has allocated and recorded the loan proceeds between current and non-current liabilities. The Company further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of the Company’s forgiveness application. If and when the loan forgiveness becomes probable, the Company will recognize income for debt extinguishment pursuant to ASC 470-50-15-4.

8. Stockholders’ Equity

In June 2020, the Company issued and sold in an underwritten public offering an aggregate of 10,162,059 shares of common stock, including an additional 1,071,149 shares of common stock upon the partial exercise of an option of the underwriter to purchase additional shares, for a purchase price to the public of $1.10 per share. The Company received aggregate gross proceeds from the public offering of approximately $11,178, before deducting underwriting discounts and commissions and offering expenses of $932.

In July 2019, the Company entered into the Sales Agreement with JonesTrading, under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13,265. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement. The Company began selling shares of common stock under the Sales Agreement in April 2020. During the six months ended June 30, 2020 the Company issued and sold an aggregate of 1,263,059 shares of common stock for gross proceeds of $762, before deducting commissions and fees of $24. In June 2020, the Company terminated offer and sale of shares of common stock under the Sales Agreement with JonesTrading.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 5,319,537 as of June 30, 2020, of which 358,416 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. Pursuant to the terms of the 2017 Plan, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2019 and January 1, 2020, the number of shares issuable under the 2017 Plan automatically increased by 589,939 shares and 1,112,414 shares, respectively.

During the six months ended June 30, 2020, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,771,000 shares of common stock at a weighted average exercise price of $0.72 per share.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2020 and 2019 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk-free interest rate	1.03%	2.53%
Expected term (in years)	6.3	6.3
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	3,320,706	$3.87	7.4	$—
Granted	1,771,000	0.72
Exercised	—	0.00
Canceled	(401,754)	6.54
Forfeited	—	0.00
Outstanding at June 30, 2020	4,689,952	$2.45	8.5	$—
Options exercisable at June 30, 2020	1,879,181	$3.68	7.6	$—
Options vested and expected to vest at June 30, 2020	4,587,708	$2.48	8.5	$—
Options exercisable at December 31, 2019	1,415,900	$5.56	5.2	$—
Options vested and expected to vest at December 31, 2019	3,264,851	$3.89	7.4	$—

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $0.48 and $1.11, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $1,173 and $1,142, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $0 and $109, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Plan. The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2020:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2019	50,000	$1.75
Issued	—	—
Vested	(40,000)	$1.75
Canceled/forfeited	—	—
Outstanding, non-vested at June 30, 2020	10,000	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$200	$112	$349	$193
General and administrative expenses	360	348	716	830
	$560	$460	$1,065	$1,023

During the three months ended June 30, 2020 and 2019 the Company recognized stock-based compensation expense of $111 and $23, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable. During the six months ended June 30, 2020 and 2019 the Company recognized stock-based compensation expense of $160 and $23, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

As of June 30, 2020, the Company had an aggregate of $2,925 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.4 years.

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,390)	$(7,172)	$(11,138)	$(14,385)

Denominator:
Weighted average common shares outstanding—basic and diluted.	31,221,139	26,453,428	29,515,749	20,666,988
Weighted average pre-funded warrants to purchase common stock.	-	1,072,637	-	539,281
Total	31,221,139	27,526,065	29,515,749	21,206,269

Net loss per share —basic and diluted	$(0.14)	$(0.26)	$(0.38)	$(0.68)

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

	Six Months Ended June 30,
	2020	2019
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	4,689,952	3,877,468
Restricted stock units to purchase common stock	10,000	50,000
Total	17,635,275	16,862,791

11. Commitments and Contingencies

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

The Company incurred annual license maintenance fees of $145 during each of the six months ended June 30, 2020 and 2019. The Company did not make any milestone payments during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of June 30, 2020, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the six months ended June 30, 2020 and 2019. The Company did not make any milestone payments during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2020 or December 31, 2019.

12. Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2020 and 2019. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2020 and December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. We are advancing ALRN-6924, our first-in-class dual MDM2/MDMX inhibitor currently in clinical development, to provide a single medicine to protect multiple healthy cell types throughout the body from chemotherapy while ensuring chemotherapy continues to destroy cancer cells.

In addition to potentially reducing or eliminating multiple side effects, ALRN-6924 may also improve patients’ quality of life and help them better tolerate chemotherapy, potentially allowing patients to complete their treatment without dose reductions or delays. Our long-term vision is to provide chemoprotection for patients with p53-mutated cancers, which represents approximately 50% of cancer patients, regardless of cancer type or chemotherapeutic drug.

In September 2019, we initiated a Phase 1b/2 trial of ALRN-6924 in patients with small cell lung cancer, or SCLC, being treated with topotecan to assess the ability of ALRN-6924 to reduce the proportion of patients with Grade 3/4 treatment emergent adverse events, or TEAEs, and to mitigate and reduce severe anemia, thrombocytopenia and neutropenia related to treatment with topotecan. We are currently conducting the Phase 1b dose and schedule optimization portion of the trial in patients with advanced, p53-mutated SCLC receiving second line topotecan.

The ongoing clinical Phase 1b/2 trial is enrolling patients with extensive disease SCLC who are receiving standard of care treatment with topotecan. The Phase 1b portion of the trial has two parts, dose optimization and schedule optimization. In the dose optimization part, which enrolled 18 patients, ALRN-6924 was administered at three dose levels (0.3, 0.6, and 1.2 mg/kg) 24 hours before each dose of topotecan on days 1 through 5 of every 21-day treatment cycle. We announced positive interim findings from this part of the trial in June 2020 using a data cutoff of May 13, 2020 with 17 evaluable patients that completed the first treatment cycle. A protective effect against severe chemotherapy-induced anemia and thrombocytopenia was observed across all dose levels as compared to historical controls. In addition, patients treated with 0.3 mg/kg ALRN-6924 met the protocol-defined criteria for reduction of National Cancer Institute’s Common Toxicology Criteria, or NCI CTC, Grade 3/4 neutropenia to ≤50% in the first treatment cycle triggering the expansion cohort of eight patients, which completed enrollment at the end of July 2020.

In the schedule optimization part, ALRN-6924 is being administered at up to two dose levels (0.3 and 0.6 mg/kg) six hours before each dose of topotecan on days 1 through 5 of every 21-day treatment cycle. This part of the study, which may enroll up to 20 patients, is intended to determine whether ALRN-6924 given six hours before topotecan further enhances the protective effect observed when ALRN-6924 was given 24 hours before topotecan in the dose optimization part of the trial.

We plan to report final dose optimization data, including data from the dose optimization expansion cohort, in the fourth quarter of 2020. Aileron also plans to report preliminary schedule optimization data in the fourth quarter of 2020.

In the third quarter of 2020, we plan to initiate a clinical trial of ALRN-6924 in healthy volunteers to characterize the time to onset, the magnitude, and the duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. To better evaluate ALRN-6924 in combination with chemotherapies with longer half-lives than topotecan, we plan to evaluate in this study dosing schedules of repeated ALRN-6924 administration with the goal of achieving prolonged cell cycle arrest in healthy volunteers. To evaluate ALRN-6924’s potential chemoprotective effect in addition to bone marrow toxicity, we also aim to characterize cell cycle arrest induced by ALRN-6924 in other tissues and cells, such as peripheral blood mononuclear cells, buccal mucosa, or hair follicles. We are conducting this study to inform our next steps in the clinical development of ALRN-6924 in additional cancer types and in combination with additional chemotherapies. The study will be conducted in multiple waves and we expect to begin receiving data in the fourth quarter of 2020.

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

In June 2020, we issued and sold in an underwritten public offering an aggregate of 10,162,059 shares of common stock, including an additional 1,071,149 shares of common stock upon the partial exercise of the option of the underwriter to purchase additional shares of common stock, for a purchase price to the public of $1.10 per share. We received aggregate gross proceeds from the public offering of approximately $11.2 million, before deducting underwriting discounts and commissions and offering expenses of $0.9 million.

In July 2019, we entered into a Capital on DemandSM Sales Agreement, or the Sales Agreement, with JonesTrading, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $13,265. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the Sales Agreement. We began selling shares of common stock under the Sales Agreement in April 2020. During the six month ended June 30, 2020, we issued and sold an aggregate of 1,263,059 shares of common stock for gross proceeds of $0.8 million, before deducting commissions and fees. In June 2020, we terminated offer and sale of shares of common stock under the Sales Agreement with JonesTrading.

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

Through June 30, 2020, we have funded our operations primarily through sales of common stock in our initial public offering and a follow-on public offering, sales of common stock and warrants in a private placement, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $11.1 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $209.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur expenses and operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate our clinical programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry. In response, we have taken steps to reduce additional operating expenses, including additional reductions in personnel as well as eliminating previously planned research studies and advisory services.

As of June 30, 2020, we had cash, cash equivalents and investments of $18.9 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of June 30, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure into the fourth quarter of 2021. However, after considering various risks and uncertainties as prescribed by accounting standard ASU No. 2014-15 (subtopic 205-40), “ASU No. 2014-15”, there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q without additional capital. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the COVID-19 pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at our facility by shifting to remote work. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the first half of 2020, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ALRN-6924	$1,488	$2,651	$4,319	$4,805
Other early-stage development programs	15	233	17	419
Employee, facility and other development expenses	985	1,420	2,221	3,254
Total research and development expenses	$2,488	$4,304	$6,557	$8,478

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Pending the results of our ongoing studies, as well as our ability to obtain additional funding in the future, we expect to incur significant research and development expenses in the foreseeable future as we continue our ongoing clinical trial of ALRN-6924, initiate additional clinical trials of ALRN-6924 for the purpose of chemoprotection in multiple cancer types and pursue later stages of clinical development of ALRN-6924.

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

We are currently conducting a Phase 1b/2 clinical trial of ALRN-6924 to assess the chemoprotective effect in patients with SCLC being treated with topotecan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,488	4,304	(1,816)
General and administrative	1,912	3,075	(1,163)
Total operating expenses	4,400	7,379	(2,979)
Loss from operations	(4,400)	(7,379)	2,979
Interest income	10	207	(197)
Net loss	$(4,390)	$(7,172)	$2,782

Research and Development Expenses

	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$1,488	$2,651	$(1,163)
Other early-stage development programs	15	233	(218)
Employee, facility and other development expenses	985	1,420	(435)
Total research and development expenses	$2,488	$4,304	$(1,816)

Research and development expenses for the three months ended June 30, 2020 were $2.5 million, compared to $4.3 million for the three months ended June 30, 2019. The decrease of $1.8 million is primarily a result of a $1.2 million decrease in clinical development expense attributed to the completion of patient dosing in our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for the treatment of MDM2-amplified advanced solid tumors during the first quarter of 2020. Further, the effect of cost savings measures implemented in 2019 and 2020 contributed to the decrease in expenses.

Clinical development expenses for ALRN-6924 during the three months ended June 30, 2020 primarily reflect costs incurred for our Phase 1b/2 clinical trial evaluating ALRN-6924 as a chemoprotective agent. Clinical development expenses for ALRN-6924 during the three months ended June 30, 2019 primarily reflect costs incurred in connection with the initiation of our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a chemoprotective agent, our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and study completion activities for other clinical trials. Cost savings initiatives resulted in an additional $0.6 million lower expenses during the quarter ended June 30, 2020 as compared to June 30, 2019 as a result of employee reductions and the elimination of certain research activities.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended June 30, 2020, compared to $3.1 million for three months ended June 30, 2019. The decreased expense in the three months ended June 30, 2020 primarily reflects cost savings initiatives we implemented in March 2020 and lower administrative support related costs in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest Income

Interest income for the three months ended June 30, 2020 was $0.0 million, compared to $0.2 million for the three months ended June 30, 2019. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	6,557	8,478	(1,921)
General and administrative	4,719	6,214	(1,495)
Total operating expenses	11,276	14,692	(3,416)
Loss from operations	(11,276)	(14,692)	3,416
Gain on sale of property and equipment	66	—	66
Interest income	72	307	(235)
Net loss	$(11,138)	$(14,385)	$3,247

Research and Development Expenses

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$4,319	$4,805	$(486)
Other early-stage development programs	17	419	(402)
Employee, facility and other development expenses	2,221	3,254	(1,033)
Total research and development expenses	$6,557	$8,478	$(1,921)

Research and development expenses for the six months ended June 30, 2020 were $6.6 million, compared to $8.5 million for the six months ended June 30, 2019. The decrease of $1.9 million is primarily attributed to a $1.2 million decrease in our clinical trial expense in the six months ended June 30, 2020 as a result of the completion of patient dosing during the first quarter of 2020 for of our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) and the completion of our anti-cancer trials in Peripheral T-Cell Lymphoma, or PTCL, acute myeloid leukemia, or AML and or advanced high-risk myelodysplastic syndrome, or MDS, in 2019. An increase in manufacturing costs of $0.7 million during the six months ended June 30, 2020 as compared to June 30, 2019 partially offset the lower expenses associated with ALRN-6924. Cost savings initiatives resulted in an additional $1.4 million lower expenses during the six months ended June 30, 2020 as compared to June 30, 2019 as a result of in employee reductions and the elimination of certain research activities.

Clinical development expenses for ALRN-6924 during the six months ended June 30, 2020 primarily reflect costs incurred for our Phase 1b/2 clinical trial evaluating ALRN-6924 as a chemoprotective agent and costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for which we completed patient dosing in the first quarter of 2020. Clinical development expenses for ALRN-6924 during the six months ended June 30, 2019 primarily reflect costs incurred in connection with the initiation of our Phase 1b/2 clinical trial to evaluate ALRN-6924 as a chemoprotective agent, our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and study completion activities for other clinical trials that we completed in early 2019.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the six months ended June 30, 2020, compared to $6.2 million for six months ended June 30, 2019. The decreased expense in the six months ended June 30, 2020 primarily reflects cost savings initiatives we implemented in March 2020 and lower administrative support related costs in the 2020 period as compared to the corresponding 2019 period.

Interest Income

Interest income for the six months ended June 30, 2020 was $0.1 million, compared to $0.3 million for the six months ended June 30, 2019. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, including ALRN-6924 which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and a follow-on public offering, sales of common stock and warrants in a private placement, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of June 30, 2020, we had cash, cash equivalents and investments of $18.9 million.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, which we refer to as the Bid Price Rule. On December 20, 2019, we applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market.

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. On June 11, 2020, after our common stock has a closing bid price of at $1.00 for 10 consecutive trading days, Nasdaq provided written notification to us that we had regained compliance with the Bid Price Rule and that Nasdaq considered the matter closed.

On June 17, 2020, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2020 without further approval or authorization of our stockholders and with our board of directors able to elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(10,744)	$(13,193)
Cash provided by/(used in) investing activities	11,297	(11,315)
Cash provided by financing activities	11,260	24,030
Net increase/(decrease) in cash, cash equivalents and restricted cash	$11,813	$(478)

Operating Activities. During the six months ended June 30, 2020, operating activities used $10.7 million of cash, resulting primarily from our net loss of $11.1 million, offset by $1.1 million in non-cash stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted primarily of a decrease of $0.9 million in accrued expenses and other current liabilities as well as a decrease of $0.5 million in accounts payable from December 31, 2019. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

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

Investing Activities. During the six months ended June 30, 2020, investing activities provided $11.3 million of cash resulting from $13.0 million of proceeds from the sale of investments and $0.1 million of proceeds from the sale of property and equipment offset by $1.8 million of purchases of investments. During the six months ended June 30, 2019, investing activities used $11.3 million of cash resulting from $10.1 million of proceeds from the sale of investments offset by $21.3 million of purchases of investments and $0.1 million of purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2020, net cash provided by financing activities was $11.3 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Sales Agreement with JonesTrading and the proceeds from the Paycheck Protection Program loan. During the six months ended June 30, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our 2019 private placement and due to the proceeds from option exercises.

Funding Requirements

Subject to obtaining the necessary funding, we expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in the early stages of clinical development, and any other product candidates and programs that we may pursue in the future. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	continue research and preclinical development of any other product candidates that we may develop;
•	seek to identify additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

As of June 30, 2020, our cash, cash equivalents and investments were $18.9 million.

As of August 5, 2020, the date of issuance of these unaudited interim condensed financial statements, we expect that our existing cash, cash equivalents and investments will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, after considering various risks and uncertainties as prescribed by ASU No. 2014-15, there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q without additional capital. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We plan to address this condition by raising additional capital to finance our operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing in the future. Therefore, it is not considered probable, as defined in ASU 2014-15, that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

To execute our business plans, we will need substantial funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our clinical programs, product portfolio expansion plans or commercialization efforts, which could adversely affect our business prospects.

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses we will require. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials and additional preclinical research of ALRN-6924;
•	the scope, progress, results and costs of drug discovery, and preclinical research and clinical trials for any other product candidates we may develop;
•	the number of future product candidates that we pursue and their development requirements;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted. Moreover, the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our clinical programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We will be required to expend significant funds in order to advance the development of, conduct clinical trials of, and seek marketing approval for, our product candidate, ALRN-6924, as well as any other product candidates we may develop. If we are able to obtain marketing approval for ALRN-6924 or for any of our product candidates in the future, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. We also expect to continue to incur additional costs associated with operating as a public company.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $18.9 million as of June 30, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates.

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q without additional capital. See Note 1 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. We plan to address this condition through the sale of common stock in public offerings and/or private placements, and through other capital sources, including collaborations with other companies or other strategic transactions. If we are unable to obtain such funding and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $11.1 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	initiate and resume research and preclinical development of any other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our product candidate, ALRN-6924, which is currently in multiple clinical trials. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ALRN-6924, our product candidate. We are investing a majority of our efforts and financial resources in the research and development of ALRN-6924 as a chemoprotective agent. Our business depends entirely on the successful development and commercialization of ALRN-6924. We currently generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. While we believe that we currently have sufficient supply of our product candidates to continue our on- going clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the ongoing COVID-19 outbreak, or any potential future outbreak, will not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally, including in areas being impacted the COVID-19 pandemic. In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic.

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

The response to the COVID-19 pandemic may cause governments to redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

Moreover, we believe our product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and its endogenous inhibitors, MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest in healthy cells and/or apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research.

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow is a novel approach and we believe that we are the only company currently developing a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in clinical trials.

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

Further, ALRN-6924 or any other product candidate we may develop may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of ALRN-6924 or any other product candidate we may develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trial of ALRN-6924 that we announced in June 2020, do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Moreover, due to the continuing COVID-19 pandemic, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants.

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

We are conducting a clinical trial of ALRN-6924 at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting a clinical trial of ALRN-6924 with one or more trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. We do not yet know exactly how many patients will have the genetic profile that ALRN-6924 or other future product candidates are designed to address. In particular, because our clinical trials are targeted at a subset of patients in such indications with cancer cells that contain WT p53, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Due to the ongoing COVID-19 pandemic, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

In general, our clinical trials of ALRN-6924 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of ALRN-6924 and any other product candidates that we may develop will include similar patients with deteriorating health. It is possible that some of these patients might die prior to their completion of our clinical trial. For example, in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924 or the other product candidates that may be the subject of the clinical trial. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

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

If we decide to seek marketing approval of ALRN-6924 with a label limited to WT p53, mutant p53, and/or cancer patients, the FDA may, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we would need to contract with a third party for the supply of a commercially available diagnostic to identify patients with WT p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify WT p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. For instance, we have conducted clinical trials of ALRN-6924 for the treatment of PTCL, AML, MDS and MDM2-amplified advanced solid tumors and, in part, due to commercial developments, have ceased clinical development of ALRN-6924 for those indications. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ALRN-6924, our product candidate, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

We designed ALRN-6924, our product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

We are of another company that is actively developing chemoprotective agents, G1 Therapeutics, Inc., or G1. G1 has disclosed that it submitted an NDA for trilaciclib, a short-acting intravenous CDK4/6 inhibitor, for myelopreservation in SCLC in June 2020. G1 has disclosed plans to initiate a randomized, placebo-controlled Phase 3 trial of trilaciclib myelopreservation in colorectal cancer in the fourth quarter of 2020.

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

We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of ALRN-6924 and expect to continue to rely upon third parties to conduct additional clinical trials of ALRN-6924 and any other product candidates that we may develop. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We contract with third parties for the manufacture of ALRN-6924 for our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of ALRN-6924 for clinical trials under the guidance of members of our organization. To date, we have obtained the active pharmaceutical ingredient, or API, of ALRN-6924 from one third-party manufacturer. We have engaged a separate third-party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of ALRN-6924 to clinical sites. We do not have a long-term supply agreement with either of these third-party manufacturers, and we purchase our required drug supplies on a purchase order basis.

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

We may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to ALRN-6924, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and any other product candidates that we may develop. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Our current owned and in-licensed patents covering our proprietary technologies and our product candidates are expected to expire on various dates from 2020 through 2033, including a composition of matter patent that we own covering our product candidate, ALRN-6924, which expires in the United States in 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2020 through 2037, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, if the United Kingdom is subject to a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We, or any future collaborators, may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

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

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the current administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we plan to continue to monitor any developments.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the Supreme Court ranted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the second half of 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We may seek to obtain certain regulatory designations for ALRN-6924. We may not receive such designations, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek to obtain breakthrough therapy designation, fast track designation, or priority review designation for ALRN-6924. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. FDA fast track designation is possible for drugs intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. In addition, if the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

Recruiting and retaining qualified personnel in the scientific and clinical fields is also critical to our success. The pool of qualified candidates is limited, and competition in the life sciences industry, particularly in the Greater Boston area, is intense. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. We may be unable to hire, train, retain or motivate additional key personnel on acceptable terms given the degree of competition for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Risks Related to Our Common Stock

If we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

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

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. On June 11, 2020, after our common stock had a closing bid price of at least $1.00 for 10 consecutive trading days, Nasdaq provided written notification to us that we had regained compliance with the Bid Price Rule.

However, there can be no assurance that we will continue to maintain compliance with the Bid Price Rule in the future.

If we effect a reverse stock split, there can be no assurance that our total market capitalization after the reverse stock split will be equal to or greater than our market capitalization before the reverse stock split.

On June 17, 2020, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2020 without further approval or authorization of our stockholders and with our board of directors able to elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion.

If our board of directors elected to implement the reverse stock split, there can be no assurance that our total market capitalization of our common stock after the implementation of the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding in connection with the reverse stock split. Also, we cannot assure you that the reverse stock split will lead to a sustained increase in the trading price of our common stock. The trading price of our common stock may change due to a variety of other factors, including our ability to successfully accomplish our business goals, market conditions and the market perception of our business.

The liquidity of our common stock may be harmed by the reverse stock split given the reduced number of shares that would be outstanding after the reverse stock split, particularly if the expected increase in stock price as a result of the reverse stock split is not sustained. If we effect the reverse stock split, the resulting per-share stock price may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

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

Our stock price is volatile. During the period from June 28, 2017 to August 4, 2020, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of ALRN-6924 and any of our other product candidates that may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaborations for our product candidates or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 4, 2020, we had 39,261,576 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

None.

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

Aileron Therapeutics, Inc.

Date: August 5, 2020	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 5, 2020	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)