Form 10-Q
period 2020-09-30
AILERON THERAPEUTICS INC
filed 2020-11-12
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2020, the registrant had 40,684,649 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,850	$5,311
Investments	6,271	12,967
Prepaid expenses and other current assets	1,828	1,247
Restricted cash	25	25
Total current assets	15,974	19,550
Operating lease, right-of-use asset	5,550	6,060
Property and equipment, net	147	295
Restricted cash, non-current	568	568
Total assets	$22,239	$26,473
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,002	$1,452
Accrued expenses and other current liabilities	3,687	3,941
Paycheck Protection Program loan, current portion	48	—
Operating lease liability, current portion	512	446
Total current liabilities	5,249	5,839
Paycheck Protection Program loan, net of current portion	336	—
Operating lease liability, net of current portion	4,196	4,586
Total liabilities	9,781	10,425
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 39,874,847 and 27,810,358 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40	28
Additional paid-in capital	226,715	214,148
Accumulated other comprehensive gain/(loss)	(1)	7
Accumulated deficit	(214,296)	(198,135)
Total stockholders’ equity	12,458	16,048
Total liabilities and stockholders’ equity	$22,239	$26,473

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	2,684	4,475	9,241	12,953
General and administrative	2,344	3,440	7,063	9,654
Total operating expenses	5,028	7,915	16,304	22,607
Loss from operations	(5,028)	(7,915)	(16,304)	(22,607)
Gain on sale of property and equipment	—	—	66	—
Interest income	5	166	77	473
Net loss	(5,023)	(7,749)	(16,161)	(22,134)
Net loss per share — basic and diluted	$(0.13)	$(0.28)	$(0.49)	$(0.95)
Weighted average common shares outstanding—basic and diluted	39,321,177	27,810,358	32,808,082	23,431,823
Comprehensive loss:
Net loss	(5,023)	(7,749)	$(16,161)	$(22,134)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	1	(7)	(8)	22
Total other comprehensive gain (loss)	1	(7)	(8)	22
Total comprehensive loss	$(5,022)	$(7,756)	$(16,169)	$(22,112)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Stock issuance costs	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769
Issuance of common stock, net of issuance costs of $1,186	11,425,118	11	10,718	—	—	10,729
RSUs vested, net of shares repurchased for tax	26,100	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	560	—	—	560
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(4,390)	(4,390)
Balances at June 30, 2020	39,261,576	$39	$225,890	$(2)	$(209,273)	$16,654
Issuance of common stock, net of issuance costs of $159	606,747	1	363	—	—	364
RSUs vested, net of shares repurchased for tax	6,524	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	465	—	—	465
Unrealized loss on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(5,023)	(5,023)
Balances at September 30, 2020	39,874,847	$40	$226,715	$(1)	$(214,296)	$12,458

Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Stock-based compensation expense	—	—	563	—	—	563
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(7,213)	(7,213)
Balances at March 31, 2019	14,875,035	$15	$188,811	$—	$(175,979)	$12,847
Sale of common stock and common warrants, net of issuance costs of $2,175	11,838,582	12	21,610	—	—	21,622
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Stock-based compensation expense	—	—	460	—	—	460
Unrealized gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(7,172)	(7,172)
Balances at June 30, 2019	27,810,358	$28	$213,083	$24	$(183,151)	$29,984
Exercise of pre-funded warrants	—	—	11	—	—	11
Issuance costs of $37	—	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	614	—	—	614
Unrealized loss on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(7,749)	(7,749)
Balances at September 30, 2019	27,810,358	$28	$213,671	$17	$(190,900)	$22,816

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,161)	$(22,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	153	80
Net amortization of premiums and discounts on investments	(19)	(170)
Stock-based compensation expense	1,530	1,637
Gain on sale of property and equipment	(66)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(580)	(871)
Other assets	510	852
Accounts payable	(451)	603
Operating lease liabilities	(325)	(267)
Accrued expenses and other current liabilities	(378)	101
Net cash used in operating activities	(15,787)	(20,169)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(136)
Proceeds from sale of property and equipment	66	—
Purchases of investments	(8,035)	(24,510)
Proceeds from sales or maturities of investments	14,742	17,068
Net cash provided by (used in) investing activities	6,768	(7,578)
Cash flows from financing activities:
Proceeds from issuance of common stock and common warrants and pre-funded warrants, net of issuance costs	11,174	23,814
Proceeds from Paycheck Protection Program Loan	384	—
Proceeds from exercise of stock options	—	165
Net cash provided by financing activities	11,558	23,979
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,539	(3,768)
Cash, cash equivalents and restricted cash at beginning of period	5,904	11,228
Cash, cash equivalents and restricted cash at end of period	$8,443	$7,460
Supplemental disclosure of non-cash financing activities:
Common stock issuance costs included in accounts payable and accrued expenses	$127	$—

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage biopharmaceutical company that is focused on transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported therapeutic agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. With this unique, targeted strategy, ALRN-6924 is designed to protect multiple healthy cell types throughout the body from chemotherapy while chemotherapy continues to destroy cancer cells.

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

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, uncertainties in the clinical development of product candidates and in the ability to obtain needed additional financing. ALRN-6924 will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

In September 2020, the Company entered into a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company may sell, at its discretion, to LPC up to $15,000 of shares of common stock during the term of the Purchase Agreement. In connection with the execution of the Purchase Agreement on September 21, 2020, LPC made an initial purchase at market price of $500 of common stock at $1.36 per share and the Company issued an additional 367,647 shares to LPC as consideration to LPC for its commitment to purchase shares under the Purchase Agreement. Subject to certain limitations, the Company has the right, but not the obligation, to sell to LPC up to an additional $14,500 in shares of common stock over a thirty-six-month period that commenced in October 2020. The purchase price per share of the shares sold will be based on the market prices prevailing immediately preceding the time of sale as computed under the Purchase Agreement. There are no upper limits to the price LPC may pay to purchase common stock from the Company. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty.

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

In July 2019, the Company entered into a Capital on DemandSM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”), under which the Company currently may issue and sell shares of common stock, having an aggregate offering price of up to $15,000. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement. The Company began selling shares of common stock under the Sales Agreement in April 2020. During the nine months ended September 30, 2020, the Company issued and sold an aggregate of 1,281,571 shares of common stock pursuant to the Sales Agreement for gross proceeds of $785, before deducting commissions and fees of $24.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2020, the Company has funded its operations primarily through sales of common stock in its initial public offering and a follow-on public offering, sales of common stock in an “at-the-market” offering, sales of common stock under an equity line with LPC, sales of common stock and warrants in a private placement, sales of preferred stock prior to the Company’s initial public offering and payments received under a collaboration agreement. As of September 30, 2020, the Company had cash, cash equivalents and investments of $14,121. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $214,296 as of September 30, 2020. The Company expects to continue to generate losses for the foreseeable future.

As of November 12, 2020, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and investments as of September 30, 2020, will be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, after considering various risks and uncertainties as prescribed by ASU No. 2014-15 (subtopic 205-40), “ASU No. 2014-15,” there is substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of these interim financial statements without additional capital. The Company plans to address this condition by raising additional capital to finance its operations. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. Therefore, it is not considered probable, as defined in ASU No. 2014-15, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 30, 2020.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of September 30, 2020 and December 31, 2019, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of September 30, 2020 and December 31, 2019, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility.

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

Recently Adopted Accounting Pronouncements

Fair Value of Financial Instruments

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which aims to improve the effectiveness of fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. This ASU became effective for the Company on January 1, 2020. There was no impact on the Company’s financials as a result of this change for the quarter ended September 30, 2020.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,362	$—	$—	$3,362
Government sponsored enterprises	—	500	—	500
Corporate notes	—	1,000	—	1,000
Commercial paper	—	1,500	—	1,500
Investments:
Treasury bills	—	2,749	—	2,749
Agency bonds	—	3,522	—	3,522
	$3,362	$9,271	$—	$12,633

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,208	$—	$—	$4,208
Investments:
Corporate notes	—	5,491	—	5,491
Commercial paper	—	7,476	—	7,476
	$4,208	$12,967	$—	$17,175

As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers in and out of Level 3.

4. Investments

As of September 30, 2020 and December 31, 2019, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Agency bonds	$3,522	$—	$—	$3,522
Treasury bills	2,749	—	—	2,749
	$6,271	$—	$—	$6,271

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$5,489	$2	$—	$5,491
Commercial paper	7,470	6	—	7,476
	$12,959	$8	$—	$12,967

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Laboratory equipment	$406	$451
Computer equipment and software	181	177
Furniture and fixtures	189	189
	776	817
Less: Accumulated depreciation and amortization	(629)	(522)
	$147	$295

Depreciation and amortization expense for the nine months ended September 30, 2020 was $153. During the nine months ended September 30, 2020, fully depreciated assets with a cost of $45 was sold for $66, resulting in a gain of $66. During the year ended December 31, 2019, fully depreciated assets with a cost of $723 were disposed of for no proceeds, resulting in neither a gain nor a loss. However, assets with a cost of $26 and accumulated depreciation of $21 were disposed of for no proceeds, resulting in a loss on disposal of $5.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
External research and development services	$1,973	$1,673
Payroll and payroll-related costs	945	1,281
Professional fees	490	635
Other	279	352
	$3,687	$3,941

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

8. Stockholders’ Equity

In September of 2020, the Company entered into the Purchase Agreement with LPC. In connection with the execution of the Purchase Agreement on September 21, 2020, LPC made an initial purchase of $500 of common stock at $1.36 per share and the Company issued an additional 367,647 shares to LPC as consideration to LPC for its commitment to purchase shares under the Purchase Agreement. Subject to certain limitations, the Company has the right, but not the obligation, to sell to LPC up to an additional $14,500 in shares of common stock over a thirty-six-month period that commenced in October 2020. The purchase price per share of the shares sold will be based on the market prices prevailing immediately preceding the time of sale as computed under the Purchase Agreement. There are no upper limits to the price LPC may pay to purchase common stock from the Company. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock.  The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty.

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

In July 2019, the Company entered into the Sales Agreement with JonesTrading, under which the Company currently may issue and sell shares of common stock, having an aggregate offering price of up to $15,000. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement. The Company began selling shares of common stock under the Sales Agreement in April 2020. During the nine months ended September 30, 2020 the Company issued and sold an aggregate of 1,281,571 shares of common stock pursuant to the Sales Agreement for gross proceeds of $785, before deducting commissions and fees of $24.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 5,380,802 as of September 30, 2020, of which 419,681 shares remained available for grant. Upon the adoption of the Plan, the Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. Pursuant to the terms of the 2017 Plan, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2019 and January 1, 2020, the number of shares issuable under the 2017 Plan automatically increased by 589,939 shares and 1,112,414 shares, respectively.

During the nine months ended September 30, 2020, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,771,000 shares of common stock at a weighted average exercise price of $0.72 per share.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2020 and 2019 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Risk-free interest rate	1.19%	2.35%
Expected term (in years)	6.2	6.3
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	3,320,706	$3.87	7.4	$—
Granted	1,771,000	0.72
Exercised	—	0.00
Canceled	(450,018)	6.59
Forfeited	(13,001)	2.54
Outstanding at September 30, 2020	4,628,687	$2.41	8.4	$—
Options exercisable at September 30, 2020	2,116,209	$3.46	7.7	$—
Options vested and expected to vest at September 30, 2020	4,542,745	$2.43	8.4	$—
Options exercisable at December 31, 2019	1,415,900	$5.56	5.2	$—
Options vested and expected to vest at December 31, 2019	3,264,851	$3.89	7.4	$—

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $0.48 and $1.11, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2020 and 2019 was $1,694 and $1,836, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0 and $109, respectively.

Restricted Stock Units

The following table summarizes the Company’s stock option activity since January 1, 2020:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2019	50,000	$1.75
Issued	—	—
Vested	(50,000)	$1.75
Canceled/forfeited	—	—
Outstanding, non-vested at September 30, 2020	—	$1.75

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$121	$177	$470	$370
General and administrative expenses	344	437	1,060	1,267
	$465	$614	$1,530	$1,637

During the three months ended September 30, 2020 and 2019 the Company recognized stock-based compensation expense of $0 and $68, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable. During the nine months ended September 30, 2020 and 2019 the Company recognized stock-based compensation expense of $160 and $91, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

As of September 30, 2020, the Company had an aggregate of $2,456 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.8 years.

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(5,023)	$(7,749)	$(16,161)	$(22,134)

Denominator:
Weighted average common shares outstanding—basic and diluted.	39,321,177	27,810,358	32,808,082	23,431,823
Total	39,321,177	27,810,358	32,808,082	23,431,823

Net loss per share —basic and diluted	$(0.13)	$(0.28)	$(0.49)	$(0.95)

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

	Nine Months Ended September 30,
	2020	2019
Warrants to purchase common stock	12,935,323	3,491,260
Stock options to purchase common stock	4,628,687	11,838,582
Restricted stock units to purchase common stock	—	50,000
Total	17,564,010	15,379,842

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

The Company incurred annual license maintenance fees of $145 during each of the nine months ended September 30, 2020 and 2019. The Company did not make any milestone payments during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of September 30, 2020, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the nine months ended September 30, 2020 and 2019. The Company did not make any milestone payments during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2020 or December 31, 2019.

12. Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2020 and 2019. The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2020 and December 31, 2019.

13. Subsequent Event

On November 11, 2020, the Company entered into a lease termination agreement with respect to its corporate headquarters at 490 Arsenal Way, Watertown, Massachusetts. The Company intends to relocate its corporate headquarters. The Company has migrated to a remote work environment and is evaluating its need for future office space.

Between October 1, 2020 and November 11, 2020, the Company issued and sold an aggregate of 650,000 shares of its common stock to LPC pursuant to the Purchase Agreement, resulting in gross proceeds of $889.

Between October 1, 2020 and October 5, 2020, the Company settled transactions that occurred pursuant to the Sales Agreement with JonesTrading, whereby the Company issued and sold an aggregate of 159,802 shares of its common stock, resulting in gross proceeds of $202.

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

Overview

We are a clinical-stage biopharmaceutical company that is focused on transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported therapeutic agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. With this unique, targeted strategy, ALRN-6924 is designed to protect multiple healthy cell types throughout the body from chemotherapy while chemotherapy continues to destroy cancer cells.

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

In September 2019, we initiated a Phase 1b trial of ALRN-6924 in patients with p53-mutated small cell lung cancer, or SCLC, being treated with topotecan to assess the ability of ALRN-6924 to reduce the proportion of patients with Grade 3/4 treatment emergent adverse events, or TEAEs, and to mitigate and reduce severe anemia, thrombocytopenia and neutropenia related to treatment with topotecan. We are currently conducting the Phase 1b dose and schedule optimization portion of the trial in patients with advanced, p53-mutated SCLC receiving second line topotecan. In the dose optimization part of the trial, ALRN-6924 is administered 24 hours before each dose of topotecan at multiple levels in order to determine the optimal dose of ALRN-6924. The schedule optimization part of the trial is intended to determine whether ALRN-6924 given six hours prior to topotecan, could be an alternative dosing schedule that could provide patients and healthcare providers with additional flexibility of when to administer ALRN-6924 before topotecan.

On October 24, 2020, we announced positive clinical data demonstrating clinical proof of concept that treatment with ALRN-6924 prior to second-line topotecan administration resulted in a protective effect against severe anemia, thrombocytopenia and neutropenia. The results were presented at 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics. As of an August 31, 2020 data cut-off, a total of 26 adult patients were enrolled in the dose optimization part of the trial. Of these patients, 18 were enrolled across three ALRN-6924 dose levels (1.2 mg/kg, 0.6 mg/kg and 0.3 mg/kg) and an additional eight patients were enrolled in a 0.3 mg/kg expansion cohort. 25 of the 26 patients were evaluable per the trial protocol. ALRN-6924 was administered 24 hours before each dose of topotecan. Topotecan (1.5 mg/m2) was administered on days 1 through 5 of every 21-day treatment cycle. In the trial, toxicities were evaluated using the National Cancer Institute’s, or NCI, Common Terminology Criteria for Adverse Events, or CTCAE. Per the Phase 1b trial protocol, patients were not permitted to receive prophylactic granulocyte-colony stimulating factor, or G-CSF, treatment in cycle 1.

Key findings from data analysis include the following:

•	A protective effect against severe chemotherapy-induced toxicities was observed across all ALRN-6924 dose levels as compared to data from the topotecan arm reported by Hart et al., ASCO 2019..
•	Across all ALRN-6924 dose levels, Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia (defined as <500/µL) were limited to 24%, 36% and 48% of patients, respectively.
•

While chemoprotection effects were observed across all ALRN-6924 dose levels, the 0.3 mg/kg dose level showed the most robust chemoprotection results, with Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia limited to 21%, 36% and 43% of patients, respectively.

•

None of the patients treated at 0.3 mg/kg dose level had hematological serious adverse events. One patient treated at 0.3 mg/kg dose level required one red blood cell transfusion and one platelet transfusion.

•	At the 0.3 mg/kg ALRN-6924 dose level, no patients required erythropoiesis-stimulating agents, and seven patients (50%) required G-CSF treatment.
•	Across all ALRN-6924 dose levels, no patients experienced febrile neutropenia which is a life-threatening side effect commonly observed with topotecan treatment in this patient population.

We continue to enroll patients in Phase 1b. We expect to report final data from the Phase 1b trial, including data from the schedule optimization part, in the first quarter of 2021.

In addition, in the fourth quarter of 2020, we plan to initiate a clinical study of ALRN-6924 in healthy volunteers to characterize the time to onset, and the magnitude and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. Subject to the results of the healthy volunteer study and the final data from the Phase 1b trial, as well as additional funding, we expect to initiate a randomized controlled Phase 1b trial in advanced non-small cell lung cancer in the second quarter of 2021 and in the future, a development program in a gastrointestinal cancer indication.

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

In September of 2020, we entered into a common stock purchase agreement, or the Purchase Agreement with Lincoln Park Capital Fund, LLC, or LPC. The Purchase Agreement provides that, subject to the terms and conditions therein, we may sell, at our discretion, to LPC up to $15.0 million of shares of common stock during the term of the Purchase Agreement. In connection with the execution of the Purchase Agreement on September 21, 2020, LPC made an initial purchase of $0.5 million of common stock at $1.36 per share and we issued an additional 367,647 shares to LPC as consideration to LPC for its commitment to purchase shares under the Purchase Agreement. Subject to certain limitations, we have the right, but not the obligation, to sell to LPC up to an additional $14.5 million in shares of common stock over a thirty-six-month period that commenced in October 2020. The purchase price per share of the shares sold will be based on the market prices prevailing at the time of each sale to LPC. There are no upper limits to the price LPC may pay to purchase common stock from us and the purchase price of the shares will be based on the market prices prevailing immediately preceding the time of sale as computed under the Purchase Agreement. LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock. In consideration for entering into the agreement, we issued shares of 220,588 common stock to LPC as a commitment fee. We may terminate the Purchase Agreement at any time, at our sole discretion, without any additional cost or penalty.

As of November 11, 2020, we have issued and sold an aggregate of 650,000 shares of common stock to LPC pursuant to the Purchase Agreement, resulting in gross proceeds of $0.9 million. In June 2020, we issued and sold in an underwritten public offering an aggregate of 10,162,059 shares of common stock, including an additional 1,071,149 shares of common stock upon the partial exercise of the option of the underwriter to purchase additional shares of common stock, for a purchase price to the public of $1.10 per share. We received aggregate gross proceeds from the public offering of approximately $11.2 million, before deducting underwriting discounts and commissions and offering expenses of $0.9 million.

In July 2019, we entered into a Capital on DemandSM Sales Agreement, or the Sales Agreement, with JonesTrading, under which we currently may issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the Sales Agreement. As of

September 30, 2020, we have issued and sold an aggregate of 1,281,571 shares of common stock pursuant to the Sales Agreement for gross proceeds of $0.8 million, before deducting commissions and fees.

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

Through September 30, 2020, we have funded our operations primarily through sales of common stock in our initial public offering and a follow-on public offering, sales of common stock and warrants in a private placement, sales of common stock in our “at-the-market” offering, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $16.2 million and $22.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $214.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur expenses and operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Other than the Purchase Agreement with LPC, which is subject to certain limitations and conditions, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate our clinical programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

As of September 30, 2020, we had cash, cash equivalents and investments of $14.1 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of September 30, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure into the fourth quarter of 2021. After considering various risks and uncertainties as prescribed by accounting standard ASU No. 2014-15 (subtopic 205-40), “ASU No. 2014-15”, there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the interim financial statements included in this Quarterly Report on Form 10-Q without additional capital. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

In the first half of 2020 we implemented various cost savings measures, including the elimination of previously planned research activities and a shift to a remote work environment, due to our limited cash resources and the uncertainty associated with the coronavirus pandemic.

COVID-19

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the COVID-19 pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the nine months ended September 30, 2020, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ALRN-6924	$1,735	$2,999	$6,054	$7,991
Other early-stage development programs	—	286	17	518
Employee, facility and other development expenses	949	1,190	3,170	4,444
Total research and development expenses	$2,684	$4,475	$9,241	$12,953

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

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

We are currently conducting a Phase 1b clinical trial of ALRN-6924 to assess the chemoprotective effect in patients with SCLC being treated with second-line topotecan.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,684	4,475	(1,791)
General and administrative	2,344	3,440	(1,096)
Total operating expenses	5,028	7,915	(2,887)
Loss from operations	(5,028)	(7,915)	2,887
Interest income	5	166	(161)
Net loss	$(5,023)	$(7,749)	$2,726

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$1,735	$2,999	$(1,264)
Other early-stage development programs	—	286	(286)
Employee, facility and other development expenses	949	1,190	(241)
Total research and development expenses	$2,684	$4,475	$(1,791)

Research and development expenses for the three months ended September 30, 2020 were $2.7 million, compared to $4.5 million for the three months ended September 30, 2019. The decrease of $1.8 million is primarily a result of a $1.3 million decrease in clinical development expense attributed to the completion of patient dosing in our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for the treatment of MDM2-amplified advanced solid tumors during the first quarter of 2020. Further, the effect of cost savings measures implemented in 2019 and 2020 contributed to the decrease in expenses.

Clinical development expenses for ALRN-6924 during the three months ended September 30, 2020 primarily reflect costs incurred for our Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent. Clinical development expenses for ALRN-6924 during the three months ended September 30, 2019 primarily reflect costs incurred in connection with our Phase 1b clinical trial to evaluate ALRN-6924 as a chemoprotective agent, our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and study completion activities for other clinical trials. Cost savings initiatives resulted in an additional $0.5 million lower expenses during the quarter ended September 30, 2020 as compared to September 30, 2019 as a result of employee reductions and the elimination of certain research activities.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2020, compared to $3.4 million for three months ended September 30, 2019. The decreased expense in the three months ended September 30, 2020 primarily reflects cost savings initiatives we implemented in March 2020 and lower administrative support related costs in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Interest Income

Interest income for the three months ended September 30, 2020 was less than $0.1 million, compared to $0.2 million for the three months ended September 30, 2019. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Comparison of the nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,241	12,953	(3,712)
General and administrative	7,063	9,654	(2,591)
Total operating expenses	16,304	22,607	(6,303)
Loss from operations	(16,304)	(22,607)	6,303
Gain on sale of property and equipment	66	—	66
Interest income	77	473	(396)
Net loss	$(16,161)	$(22,134)	$5,973

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$6,054	$7,991	$(1,937)
Other early-stage development programs	17	518	(501)
Employee, facility and other development expenses	3,170	4,444	(1,274)
Total research and development expenses	$9,241	$12,953	$(3,712)

Research and development expenses for the nine months ended September 30, 2020 were $9.2 million, compared to $13.0 million for the nine months ended September 30, 2019. The decrease of $3.7 million is primarily attributed to a $1.9 million decrease in our clinical trial expense in the nine months ended September 30, 2020 as a result of the completion of patient dosing during the first quarter of 2020 of our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) and the completion of our other anti-cancer trials of ALRN-6924 in 2019. An increase in manufacturing costs of $0.3 million during the nine months ended September 30, 2020 as compared to September 30, 2019 partially offset the lower clinical development costs. Cost savings initiatives resulted in an additional $1.8 million lower expenses during the nine months ended September 30, 2020 as compared to September 30, 2019 as a result of in employee reductions and the elimination of certain research activities.

Clinical development expenses for ALRN-6924 during the nine months ended September 30, 2020 primarily reflect costs incurred for our Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent and costs associated with the Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance) for which we completed patient dosing in the first quarter of 2020. Clinical development expenses for ALRN-6924 during the nine months ended September 30, 2019 primarily reflect costs incurred in connection with the initiation of our Phase 1b clinical trial to evaluate ALRN-6924 as a chemoprotective agent, our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and study completion activities for other clinical trials that we completed in early 2019.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the nine months ended September 30, 2020, compared to $9.7 million for nine months ended September 30, 2019. The decreased expense in the nine months ended September 30, 2020 primarily reflects cost savings initiatives we implemented in March 2020 and lower administrative support related costs in the 2020 period as compared to the corresponding 2019 period.

Interest Income

Interest income for the nine months ended September 30, 2020 was $0.1 million, compared to $0.5 million for the nine months ended September 30, 2019. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924 which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and a follow-on public offering, sales of common stock and warrants in a private placement, sales of common stock in our “at-the-market” offering, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of September 30, 2020, we had cash, cash equivalents and investments of $14.1 million.

On July 12, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, which we refer to as the Bid Price Rule. On December 20, 2019, we applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, or Nasdaq.

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

At-the-Market Offering

In July 2019, we entered into the Sales Agreement with JonesTrading, under which we currently may issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the Sales Agreement. During the nine months ended September 30, 2020, we issued and sold an aggregate of 1,281,571 shares of common stock pursuant to the Sales Agreement for gross proceeds of $0.8 million, before deducting commissions and fees.

Equity Line Financing

On September 21, 2020, we entered into the Purchase Agreement with LPC for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to LPC, and LPC is obligated to purchased up to $15.0 million of shares of common stock at our sole discretion, over a 36-month period that commenced in October 2020. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020.

Upon entering into the Purchase Agreement, we issued and sold 367,647 shares of common stock, or the Initial Purchase Shares, to LPC at a price per share of $1.36, or $0.5 million, which is part of the $15.0 million of shares of common stock that we may sell to LPC under the Purchase Agreement. Additionally, we issued to LPC as a commitment fee 220,588 shares of common stock as consideration for LPC entering into the Purchase Agreement.

Under the Purchase Agreement, we may, at our discretion, direct LPC to purchase on any single business day, or a Regular Purchase, up to (i) 250,000 shares of common stock if the closing sale price of our common stock is not below $1.50 per share on Nasdaq, (ii) 200,000 shares of common stock if the closing sale price of our common stock is not below $1.00 per share on Nasdaq or (iii) 150,000 shares of common stock if the closing sale price of our common stock is below $1.00 per share on Nasdaq. In any case, LPC’s commitment in any single Regular Purchase may not exceed $1,000,000.

The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. Under the Purchase Agreement, we may not effect any sales of shares of common stock on any purchase date that the closing sale price of our common stock on Nasdaq is less than the floor price of $0.30 per share.

In addition to Regular Purchases, we may also direct LPC to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

The net proceeds under the Purchase Agreement to us will depend on the frequency of sales and the number of shares sold to LPC and prices at which we sell shares to LPC.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(15,787)	$(20,169)
Cash provided by/(used in) investing activities	6,768	(7,578)
Cash provided by financing activities	11,558	23,979
Net increase/(decrease) in cash, cash equivalents and restricted cash	$2,539	$(3,768)

Operating Activities. During the nine months ended September 30, 2020, operating activities used $15.8 million of cash, resulting primarily from our net loss of $16.2 million, offset by $1.5 million in non-cash stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted primarily of a decrease of $0.4 million in accrued expenses and other current liabilities as well as a decrease of $0.5 million in accounts payable from December 31, 2019. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

During the nine months ended September 30, 2019, operating activities used $20.2 million of cash, resulting primarily from our net loss of $22.1 million and cash provided by the change in operating assets and liabilities of $0.3 million offset by $1.6 in non-cash stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted primarily of an increase of $0.1 million in accrued expenses and other current liabilities as well as a decrease of $0.9 million in other assets. The increase in accrued expenses and other current liabilities was primarily due to an increase in payroll-related accruals.

Investing Activities. During the nine months ended September 30, 2020, investing activities provided $6.8 million of cash resulting from $14.7 million of proceeds from the sale of investments and $0.1 million of proceeds from the sale of property and equipment offset by $8.0 million of purchases of investments. During the nine months ended September 30, 2019, investing activities used $7.6 million of cash resulting from $17.1 million of proceeds from the sale of investments offset by $24.5 million of purchases of investments and $0.1 million of purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2020, net cash provided by financing activities was $11.6 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Sales Agreement with JonesTrading, funds received from sales of common stock to LPC in September 2020 and the proceeds from the Paycheck Protection Program loan. During the nine months ended September 30, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our 2019 private placement and due to the proceeds from option exercises.

Funding Requirements

Subject to obtaining the necessary funding, we expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in the early stages of clinical development, and any other product candidates and programs that we may pursue in the future. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	continue research and preclinical development of any other product candidates that we may develop;
•	seek to identify additional product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

As of September 30, 2020, our cash, cash equivalents and investments were $14.1 million.

As of November 12, 2020, the date of issuance of these unaudited interim condensed financial statements, we expect that our existing cash, cash equivalents and investments will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. To execute our current business plan, including our planned clinical trials in non-small cell lung cancer we will need substantial funding to support our continuing operations and pursue our growth strategy.

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

•

the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any product candidate receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Other than the Purchase Agreement with LPC, which is subject to certain limitations and conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted. Moreover, the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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

During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any product candidate receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $14.1 million as of September 30, 2020 will enable us to fund our current business plan including related operating expenses and capital expenditure requirements into the fourth quarter of 2021. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of ALRN-6924.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. The price of our common stock may be disproportionately affected by the COVID-19 pandemic as investors may favor other industries and companies during the times of substantial market uncertainty and instability. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for ALRN-6924 for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Pending the results of our ongoing and planned clinical trials of ALRN-6924, and our ability to obtain additional funding in the future, we expect our expenses to increase as we will incur significant research and development expenses as we continue our ongoing clinical trials of ALRN-6924, continue our non-clinical research with ALRN-6924, initiate additional clinical trials of ALRN-6924 and pursue later stages of clinical development of ALRN-6924. Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing may also require a substantial amount of time and attention from our management team and could divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We may seek one or more collaborators for future development of ALRN-6924 for one or more indications. However, we may not be able to enter into such collaborations on suitable terms, on a timely basis, or at all. Even if we are able to raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

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

We were incorporated in 2001 and commenced principal operations in 2006. We are an early-stage company, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our stabilized cell-permeating peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. Our product candidates other than ALRN-6924 have not advanced beyond the preclinical research stage and we have determined to cease further development pending additional funding for these product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is first evaluated in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $16.2 million and $22.1 million for the nine months ended September 30, 2020 and 2019, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials and additional preclinical research of ALRN-6924;
•	initiate and resume research and preclinical development of any other product candidates;
•	seek to identify additional product candidates;
•	seek marketing approvals for any product candidate that successfully completes clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our product candidate, ALRN-6924. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to conduct our ongoing clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

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

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. While we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the ongoing COVID-19 outbreak, or any potential future outbreak, will not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located in areas being impacted the COVID-19 pandemic. In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic.

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

The COVID-19 pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow is a novel approach and we believe that we are the only company currently developing in clinical trials a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical and clinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in additional clinical trials.

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

We do not know whether our ongoing clinical trial will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Moreover, due to the continuing COVID-19 pandemic, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. For instance, the initiation of our planned human volunteer study was delayed due to the impact of the COVID-19 pandemic. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants.

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

We are conducting our Phase 1b clinical trial of ALRN-6924 at one or more trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. We do not yet know exactly how many patients will have the genetic profile that ALRN-6924 or other future product candidates are designed to address. In particular, because our clinical trials are targeted at a subset of patients in indications with p53-mutated cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

If ALRN-6924 is associated with adverse events or undesirable side effects or has properties that are unexpected such as the death we observed in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any product candidate.

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

If we decide to seek marketing approval of ALRN-6924 based on a specific p53 status, the FDA may, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. In such cases, we would need to contract with a third party for the supply of a commercially available diagnostic to identify patients’ p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. For instance, we have conducted clinical trials of ALRN-6924 for the treatment of peripheral T-cell lymphoma, acute myeloid leukemia and advanced high-risk myelodysplastic syndrome, small cell lung cancer and MDM2-amplified advanced solid tumors in combination with palbociclib (Ibrance) and, in part, due to commercial developments, have ceased clinical development of ALRN-6924 for those indications. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If ALRN-6924 or any of our future product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

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

Even if ALRN-6924 or any of our future product candidates receives marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If ALRN-6924 or any of our future product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for ALRN-6924 any of our future product candidates for which we obtain regulatory approval.

We initially designed ALRN-6924, our product candidate, to act as a reactivator of p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents or investigating MDM2 inhibitors and senolytic drugs for the treatment of aging-related diseases such as osteoarthritis of the knee. Roche is currently conducting Phase 3 testing of idasanutlin, a MDM2 inhibiting agent, in combination with high-dose Ara-C in AML patients between the ages of 18 and 60.

We are aware of another company that is actively developing chemoprotective agents, G1 Therapeutics, Inc., or G1. G1 has disclosed that it submitted an NDA for trilaciclib, a short-acting intravenous CDK4/6 inhibitor, for myelopreservation in SCLC in June 2020. The FDA granted priority review G1 in August 2020. G1 has disclosed plans to initiate a randomized, placebo-controlled Phase 3 trial of trilaciclib myelopreservation in colorectal cancer in the fourth quarter of 2020.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for commercial supply of ALRN-6924 or any of our future product candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we or they receive approval of an NDA from the FDA or marketing approval from comparable foreign regulatory authorities. Our product candidates are in early stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for ALRN-6924 any of our future product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

ALRN-6924 and any of our future product candidates for which we, or our future collaborators, obtain marketing approval in the future will be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

ALRN-6924 and any of our future product candidates for which we, or our future collaborators, obtain marketing approval in the future, will be subject to continual review by the FDA and other regulatory authorities.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ALRN-6924 or any of our future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the Supreme Court agreed to hear the case and has scheduled oral arguments for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In order to conduct later stage clinical trials and prepare for commercialization, we would need to expand our organization significantly through the hiring of a number of additional employees, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage this future growth, we must continue to implement and improve our managerial, operational and financial systems, periodically assess the adequacy of our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our leadership team in managing a company’s growth, we may not be able to effectively manage an expansion of our operations or recruit and train additional qualified personnel. In addition, a physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price is volatile. During the period from June 28, 2017 to November 11, 2020, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of ALRN-6924 and any of our other product candidates that may develop;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaborations for our product candidates or development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to ALRN-6924 or development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 11, 2020, we had 40,684,649 shares of common stock outstanding. The holders of a significant percentage of the outstanding shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In connection with our April 2019 private placement, we entered into a registration rights agreement, pursuant to which we registered for resale the shares purchased in the private placement and shares issuable upon exercise of warrants issued in the private placement. Under this agreement, we filed a registration statement covering the resale of shares by the purchasers within 30 days following the closing of the private placement and agreed to use commercially reasonable efforts to cause this registration statement to become effective as soon as practicable, and agreed to use commercially reasonable efforts to keep this registration statement effective until the date the shares covered by the registration statement have been sold or can be resold without restriction under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. In August 2020, we filed a registration statement on Form S-3 covering the resale of 3,700,000 shares of our common stock held by Satter Medical Technology Partners, L.P., or SMTP, and entities affiliated with SMTP that were acquired in connection with our April 2019 private placement. Dr. Nolan Sigal, a partner at Satter Management Co., L.P., an affiliate of SMTP, is a member of our board of directors.

On September 21, 2020, we entered into the Purchase Agreement with LPC pursuant to which LPC has committed to purchase up to $15.0 million of shares of our common stock. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020. We generally have the right to control the timing and amount of any future sales of shares of our common stock to LPC. Sales of shares of our common stock, if any, to LPC will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to LPC all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If and when we do sell shares of our common stock to LPC, after LPC has acquired the shares of common stock, LPC may resell all, some or none of those shares of common stock at any time or in its discretion.

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

On November 11, 2020, the Company entered into a lease termination agreement with respect to its corporate headquarters at 490 Arsenal Way, Watertown, Massachusetts. The Company intends to relocate its corporate headquarters. The Company has migrated to a remote work environment and is evaluating its need for future office space.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38130) filed with the Securities and Exchange Commission on September 22, 2020).

10.2

Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38130) filed with the Securities and Exchange Commission on September 22, 2020).

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

Aileron Therapeutics, Inc.

Date: November 12, 2020	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2020	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)