Form 10-K
period 2020-12-31
AILERON THERAPEUTICS INC
filed 2021-03-24
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
290 Pleasant Street, Unit 112 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $36,630,063.

As of March 19, 2021, the Registrant has 90,210,557 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•	our plans to develop and commercialize ALRN-6924, including the potential benefits thereof;
•	our ongoing and future clinical trials for ALRN-6924, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	potential benefits of any future collaboration;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	the impact the coronavirus pandemic may have on the timing of our clinical development and on our operations; and
•	our ability to maintain our listing on the Nasdaq Capital Market.

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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2020. These risks include the following:

•

Our business depends entirely on the successful development and commercialization of our product candidate, ALRN-6924. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

•

We will need substantial additional funding to continue our operations. Our cash, cash equivalents and investments are not sufficient to enable us to complete the development of or commercialize ALRN-6924.  If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs, reduce headcount, and future commercialization efforts, or take other actions that could adversely affect our business.

•

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.  Even if we are able to develop and commercialize ALRN-6924, we may never generate revenues that are significant or large enough to achieve profitability.

•

The COVID-19 pandemic has affected and may continue to affect our ability to conduct our ongoing and planned clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could result in adverse effects on our business and operations.

•	The approach we are taking to discover and develop novel drugs is unproven and may never lead to marketable products.
•

We are pursuing the development of ALRN-6924 in combination with approved chemotherapeutics. If the U.S. Food and Drug Administration, or the FDA, revokes approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.

•

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial, such as the interim results of our Phase 1b clinical trial of ALRN-6924 in patients with p53-mutated small cell lung cancer that we announced in October 2020, do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.  In addition, results of clinical trials of ALRN-6924 when used with one chemotherapy or in one patient population may not be predictive of the results of other clinical trials of ALRN-6924 when used with a different chemotherapy or in a different patient population.

•

Clinical drug development is a lengthy and expensive process, with an uncertain outcome.  If clinical trials of ALRN-6924 or any other product candidate that we may develop fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of ALRN-6924 or any other product candidate that we may develop or be unable to obtain marketing approval.

•

We are conducting a clinical trial of ALRN-6924 and plan to conduct additional clinical trials of ALRN-6924 at sites outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to conditions.  Accordingly, the FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

•

We may not be able to initiate or continue clinical trials for ALRN-6924 or any other product candidate that we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. We do not yet know exactly how many patients will have the genetic profile that ALRN-6924 or other future product candidates are designed to address. In particular, because our clinical trials are targeted at a subset of patients in indications with p53-mutated cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

•

If serious adverse or unacceptable side effects are identified during the development of ALRN-6924 or any other product candidate that we may develop or we observe limited efficacy of ALRN-6924 or any other product candidate that we may develop, we may need to abandon or limit the development of ALRN-6924 or other product candidates that we may develop.

•

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

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

•

We contract with third parties for the manufacture of our ALRN-6924 for our ongoing clinical trials and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of ALRN-6924 or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

We may seek to enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 or other product candidates. If we are unable to enter into collaborations or those collaborations into which we enter are not successful, the development, marketing and/or commercialization of ALRN-6924 or such other product candidates that are the subject of such collaborations would be harmed.

•

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•	If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.
•

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of ALRN-6924 or any other product candidate that we may develop. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize ALRN-6924 or any other product candidate that we may develop.

PART I

Item 1. Business

Overview

We are a clinical-stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported therapeutic agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. With this targeted strategy of treating patients with p53-mutated cancers, ALRN-6924 is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy while ensuring we do not protect cancer cells.

Based on its mechanism of action and reported data from our Phase 1b clinical trial evaluating ALRN-6924 in patients with p53-mutated small cell lung cancer, or SCLC, who are being treated with the chemotherapy topotecan, we believe that there may be a significant opportunity to develop ALRN-6924 as an agent to reduce the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. This is a concept known as “chemoprotection”. Biologically, the same mechanism of action may potentially lead to protection of healthy normal cells outside of the bone marrow, which may lead to a form of protection against side effects such as alopecia, mucositis, nausea and other side effects. We plan to explore the chemoprotective effects of ALRN-6924 in other normal tissues and organs, such as the skin, hair follicles and the gastrointestinal tract in future, randomized clinical studies.

Our clinical development program for ALRN-6924 includes our recently completed Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with SCLC being treated with the chemotherapy topotecan, our ongoing Phase 1 clinical trial of ALRN-6924 in healthy volunteers and a planned Phase 1b placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with non-small cell lung cancer, or NSCLC, being treated with frontline chemotherapy- or immunochemotherapy.  In addition, we are now investing in chemistry, manufacturing and controls or CMC, development of ALRN-6924 and in the development of a p53 companion diagnostic to accelerate our entry into late-stage development of ALRN-6924 in NSCLC. To that purpose, we plan to engage as appropriate with the U.S. Food and Drug Administration, or FDA, in 2021 to discuss the ALRN-6924 development program.

Subject to obtaining additional funding, we plan to expand our chemoprotection clinical program to other cancer indications and pursue a development path that aims at a tumor-agnostic label for ALRN-6924 as a chemoprotective agent, across many p53-mutated tumor types and chemotherapy regimens.

Chemoprotection

Millions of cancer patients across the world receive chemotherapy each year. Based on published literature, p53 mutations are present in about 50% of all cancer patients. p53-mutation testing is available using standard gene tests such as FoundationOne. Since ALRN-6924 is designed to selectively act only on cells with non-mutated or wild-type p53, our precision medicine approach is to use mutated p53 as a biomarker to identify and treat cancer patients with ALRN-6924 as a chemoprotective agent.

Chemotherapies used to treat cancer patients cause toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs and potentially reducing their efficacy. Chemotherapy-related toxicities of the bone marrow, which can be life threatening, include neutropenia, thrombocytopenia and anemia. These toxicities can also lead to increased risk of infection, sepsis, bleeding and fatigue.  This is because chemotherapies preferentially act on all proliferating cells as those cells proceed through the cell replication cycle, but chemotherapy lacks specificity for cancer cells and, consequently, can damage normal, healthy cells. In non-clinical studies our product candidate, ALRN-6924, arrested cell proliferation in normal bone marrow cells with wild-type p53 while leaving cancer cells with mutations in p53 unaffected and, therefore, susceptible to chemotherapy. As a result, we believe that treatment of cancer patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow and in other normal tissues and organs without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

Our Strategy

Our goal is to improve the outcomes and the quality of life of cancer patients by selectively protecting healthy cells from harmful effects of chemotherapy, a concept that we refer to as chemoprotection. Key elements of our strategy to achieve this goal include the following:

Pursue a development strategy, using a precision-medicine approach, for our product candidate, ALRN-6924, as a chemoprotective agent aiming to achieve a tumor-agnostic label for multiple chemotherapies and p53-mutant tumor types.

We have recently completed a Phase 1b clinical trial that demonstrated proof-of-concept of ALRN-6924 as a chemoprotective agent in patients with p53-mutated SCLC being treated with the chemotherapy topotecan. In this trial we are testing multiple dose levels and dosing schedules of ALRN-6924 when administered before topotecan. The key data from the trial was presented as late-breaking presentation at the EORTC-NCI-AACR 2020 conference in October 2020, and additional data from that trial will be submitted for a presentation at a medical conference in the second half of 2021.  Reported data from this trial have informed our choice of the recommended dose of ALRN-6924 for subsequent clinical trials, including a Phase 1b trial in patients with NSCLC.

In the second quarter of 2021 we plan to initiate a new Phase 1b clinical trial to assess ALRN-6924 as a chemoprotective agent in advanced patients with p53-mutated NSCLC being treated with first-line chemotherapy with carboplatin and pemetrexed with or without an immune checkpoint inhibitor. This trial is randomized, placebo-controlled, double-blinded, and it is designed to evaluate the potential chemoprotective effects of ALRN-6924 in this patient population. We plan to begin enrolling patients in the NSCLC trial in the second quarter of 2021 and we anticipate reporting interim data (10-20 patients) at the end of 2021 and topline results (60 patients) in mid-2022.

We are also conducting a trial of ALRN-6924 in healthy human volunteers to characterize the time to onset, magnitude, and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration, with the goal of developing a universal dosing regimen for ALRN-6924 for use as a chemoprotection agent across a range of additional chemotherapies and tumor indications. Results from the trial remain on track to be reported in mid-2021 and will be submitted for a presentation at a medical conference in second half of 2021.

In addition, we are now investing in CMC development of ALRN-6924 and in the development of a p53 companion diagnostic to support initiation of registrational trials following our Phase 1b clinical trial in NSCLC. To that purpose, we plan to engage as appropriate with the FDA in 2021 to discuss the ALRN-6924 development program.

Subject to obtaining additional funding, we plan to expand our chemoprotection clinical program to other cancer indications and pursue a development path that could lead to a tumor-agnostic label for ALRN-6924 as a chemoprotective agent, across many tumor types and chemotherapy regimens.

Maximize the global commercial value of ALRN-6924.

We have all commercial rights to ALRN-6924, and we may enter into strategic collaborations for the development, marketing, and commercialization of ALRN-6924 and any other product candidates we may develop, particularly those directed towards indications with larger patient populations and in certain geographies where we believe a collaboration could bring additional resources and expertise to maximize the value of our product candidates.

Protect ALRN-6924 and our proprietary technologies that we believe are important to our business.

We strive to maintain patent protection intended to cover the composition of matter of ALRN-6924, its methods of use, related platform technology and other inventions. As of March 1, 2021, we owned or had an exclusive license to at least 206 patents and at least 52 provisional or non-provisional patent applications throughout the world directed toward various aspects of our product candidates and research programs.

Chemotherapy and the Need for Novel and Improved Treatment Options to Reduce Chemotherapy-Induced Toxicity

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that approximately 1.8 million new cancer cases will be diagnosed in the United States and more than 600,000 people will die from cancer in 2021.

Chemotherapies are a critical therapeutic pillar to treat cancer patients, but they cause toxicities in normal tissues and organs that limit the dose and schedule of these drugs, thus reducing their efficacy. These toxicities are due to the lack of specificity of chemotherapies, which act on all proliferating cells as they proceed through the cell replication cycle.  Consequently, these chemotherapies can damage normal, healthy cells.  Chemotherapy-related toxicities of the bone marrow include anemia, neutropenia and thrombocytopenia, which may lead to fatigue, increased risk of infection, sepsis and bleeding, and can be life threatening. We believe arresting the cell cycle of bone marrow cells prior to systemic treatment with chemotherapy will reduce or mitigate the toxic effect on those cells.

Chemotherapy-induced toxicity clinically presents as neutropenia, thrombocytopenia and anemia, and represents one of key dose-limiting toxicities occurring in the course of treatment of cancer patients. Two major consequences of chemotherapy-induced toxicity are increased risk to patient safety and reduced efficacy of chemotherapy due to dose reductions and dose delays.

Available treatment strategies for clinical management of chemotherapy-induced toxicity include the use of growth factors, transfusions, and dose reductions and dose delays of therapy. While growth factors can be effective in addressing their respective indication, such as neutropenia or anemia, they are known to increase the risk of tumor progression, and carry the risk of other side effects. Transfusions are limited by availability and supply, as well as transfusion reactions that may require medical treatment. Therefore, management of chemotherapy-induced toxicity remains a significant unmet medical need for hundreds of thousands of cancer patients worldwide.

Granulocyte-colony-stimulating-factor, or G-CSF, is a glycoprotein that stimulates the bone marrow to produce granulocytes and stem cells and release them into the bloodstream. Platelet growth factors or thrombopoietin (TPO) receptor agonists, including romiplostim (Nplate) and eltrombopag (Promacta/Revolade), stimulate megakaryocytes in the bone marrow and increase platelet production, but fail to protect patients from chemotherapy-induced thrombocytopenia. Erythropoietin, is a glycoprotein cytokine secreted by the kidney in response to cellular hypoxia and it stimulates red blood cell production, or erythropoiesis, in the bone marrow. Additionally, blood products such as donated red blood cells and platelets can be transfused to patients with anemia and thrombocytopenia, respectively.

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

Novel and optimized supportive care drugs should ideally have mechanisms of action that selectively protect normal healthy cells without protecting cancer cells from chemotherapy-related toxicities (thus rendering cancer cells fully vulnerable to chemotherapy).

We believe ALRN-6924 with its specific mechanism of p53 release is positioned to address both requirements. When used in patients with cancers harboring p53 mutations, ALRN-6924 is expected to release functional p53 in normal healthy cells only, and thus will functionally not affect cancer cells. Due to lack of effect in cancer cells, ALRN-6924 could be used safely in a prophylactic manner, mitigating and reducing cytopenias and potentially other chemotherapy-related side effects caused by anti-cancer drugs.

p53 and its Control of the Cell Replication Cycle

One of the main functions of p53 is to control genes that regulate the cell replication cycle. Chemotherapy preferentially acts on cells that are cycling, i.e. undergoing the process of cell division. In cancer cells, the cell cycle is unchecked, which leads to uncontrolled cell proliferation, a hallmark of cancer. Certain types of healthy cells also naturally need to cycle, such as bone marrow cells, hair follicle cells, skin cells, and cells lining the oral cavity and the gastrointestinal tract. As a result, chemotherapy preferentially targets and kills both cycling healthy cells and cycling cancer cells. This, in turn, can lead to a spectrum of chemotherapy-induced side effects, from unpleasant to life-threatening and fatal.  In cells with DNA damage from radiation or chemical modification by a carcinogen, cell cycle arrest by p53, which is the activation of normal p53 protein in patients’ healthy cells, temporarily and reversibly pauses cell cycling ensuring that damaged cells do not continue to propagate uncontrollably and form cancerous lesions. This is why functional p53 is critical to human health and the main reason it has been called the “guardian of the genome.” When p53 itself is mutated or pathologically inhibited by its natural regulators, cells can grow uncontrollably and may eventually form a tumor. Approximately half of all cancer patients at initial diagnosis have cancers that harbor mutations in the p53 gene, thus causing loss of function of p53 in cancer cells. Healthy cells in cancer patients retain normal p53 function.

Because of its importance in the cell replication cycle, p53 activity is carefully regulated in normal, healthy cells. As depicted in the figure below, the most important regulatory elements for p53 are MDM2 and MDMX, two proteins that bind to p53 and play non-redundant roles in modulating p53 activity. In normal healthy cells, MDM2 primarily acts to shuttle p53 out of the nucleus and target it for degradation, whereas MDMX generally acts to sequester p53. By playing these roles, MDM2 and MDMX collectively suppress p53’s activity so that normal healthy cells can function as expected. In healthy cells that rapidly replicate under normal circumstances, such as bone marrow cells that divide and transform into blood cells, p53 activation can induce cell cycle arrest. ALRN-6924 is designed to achieve this effect by entering the cell and mimicking the p53 protein to disrupt p53’s interactions with its endogenous inhibitors, MDMX and MDM2. ALRN-6924 thereby activates the mechanisms used by p53 in normal healthy cells with non-mutant, or “wild-type” p53 to regulate cell division and progression through the cell replication cycle. We have shown that ALRN-6924 can temporarily and reversibly arrest cell cycling in normal, p53-wild-type cells to selectively shield them from chemotherapy.

ALRN-6924
MDM2
MDMX
p53
Cell Cycle Arrest
Cytoplasm
Nucleus

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

Our Solution

We believe our platform addresses and solves many of the inherent limitations of peptides. Because peptides lose their shape by unwinding when removed from their natural protein scaffold, developing chemical interventions to stabilize peptides into their bioactive structure has been and remains an active area of research. Although there have been several published examples of peptide stabilization strategies, these strategies have not translated into clinically relevant drugs for intracellular targets. Our all-hydrocarbon linker, or “staple”, has emerged as a solution that stabilizes the alpha-helical structure, improves protease resistance, enables cellular penetrance and maintains biological activity.

Unlike large proteins that do not penetrate cell membranes due to their size and biophysical properties, such as monoclonal antibodies or other naturally occurring proteins, stabilized alpha-helical peptides can in many circumstances penetrate cells and still maintain high affinity to their large protein surface targets. Our peptides typically retain the molecular target specificity of their underlying native protein structure. As depicted below, we believe that the larger protein structure provides multiple surface contact points accessible to the stabilized peptide, while the small molecule drugs have difficulty binding to the larger, shallower contact points. In addition, as has been demonstrated in third-party publications, the multiple surface contact points mean that the binding may be less likely to be disrupted by single point mutation in the underlying genetic code.

ALRN-6924 as a Chemoprotective Agent

Chemotherapies used to treat cancer patients can cause toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs and reducing their efficacy. These toxicities are due to the lack of specificity of chemotherapies, which act on all proliferating cells as they proceed through the cell replication cycle.  Consequently, these chemotherapies can damage normal, healthy cells.  Chemotherapy-related toxicities of the bone marrow include anemia, neutropenia and thrombocytopenia, which may lead to fatigue, increased risk of infection, sepsis and bleeding, and can be life threatening. We believe arresting proliferation of bone marrow cells prior to systemic treatment with chemotherapy should reduce or mitigate the toxic effect on those cells. ALRN-6924 can pause cell division in cells with wild type (WT) p53, including normal bone marrow cells, and ALRN-6924 has no activity against cancer cells with mutations in p53. As a result, we believe that treatment of patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

We believe there is a significant opportunity for the use of ALRN-6924 as a chemoprotective agent. In preclinical studies, ALRN-6924 successfully activated WT p53 and induced cell-cycle arrest in normal tissues, including bone marrow cells, in a dose and schedule dependent manner. However, ALRN-6924 did not induce apoptosis or cell-cycle arrest in mutant p53 cancer cells. Bone marrow toxicity is the dose-limiting safety concern of many chemotherapeutics, and cell-cycle arrest prior to administration of chemotherapy has been shown to reduce bone marrow toxicity. As such, we believe ALRN-6924 may serve as a chemoprotective agent in bone marrow cells, without adversely impacting the cell cycle of mutant p53 cancer cells. Therefore, p53-mutant cancer cells remain fully susceptible to chemotherapy following dosing with ALRN-6924.

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

In addition, as shown in the figures below in other nonclinical studies, low doses of ALRN-6924 triggered reversible cell-cycle arrest in bone marrow cells in a mouse model of topotecan-induced toxicity and reduced neutropenia caused by topotecan in vivo. In Figure (A), cell cycle arrest in the bone marrow of ALRN-6924-treated C57BL/6 mice was measured by flow cytometry using EdU incorporation in lineage negative, c-Kit positive hematopoietic stem and progenitor cells.  In Figure (B), topotecan-induced neutropenia was measured in female C57BL/6 mice following topotecan treatment on days 1-5 and either ALRN-6924 or vehicle on days 0-4.

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

Based on these results, we believe ALRN-6924 has the potential to be an effective chemoprotective agent for bone marrow cells of patients without affecting the anti-cancer activity of chemotherapy in p53-mutant cancers.

Clinical Development of ALRN-6924 as a Chemoprotective Agent

In September 2019, we initiated a Phase 1b trial of ALRN-6924 in patients with advanced p53-mutated SCLC receiving second line topotecan to assess the ability of ALRN-6924 to reduce the proportion of patients with Grade 3/4 treatment emergent adverse events, or TEAEs, and to mitigate and reduce severe anemia, thrombocytopenia and neutropenia related to treatment with topotecan. In the dose optimization part of the trial, ALRN-6924 was administered 24 hours before each dose of topotecan at different dose levels in order to determine the optimal chemoprotective dose of ALRN-6924. The schedule optimization part of the trial was intended to determine the time window when ALRN-6924 should be given prior to topotecan.

On October 24, 2020, we announced positive data demonstrating clinical proof of concept that treatment with ALRN-6924 prior to second-line topotecan administration provides a protective effect against severe anemia, thrombocytopenia and neutropenia. The results were featured as a late-breaking poster presentation at the 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics in October 2020. As of an August 31, 2020 data cut-off, a total of 26 SCLC patients were enrolled in the dose optimization part of the trial. Of these patients, 18 were enrolled across three ALRN-6924 dose levels (1.2 mg/kg, 0.6 mg/kg and 0.3 mg/kg) and an additional eight patients were enrolled in a 0.3 mg/kg expansion cohort. 25 of the 26 patients were evaluable per the trial protocol. ALRN-6924 was administered 24 hours before each dose of topotecan. Topotecan (1.5 mg/m2) was administered on days 1 through 5 of every 21-day treatment cycle. In the trial, toxicities were evaluated using laboratory analyses and the National Cancer Institute’s, or NCI, Common Terminology Criteria for Adverse Events, or CTCAE. Per the Phase 1b trial protocol, patients were not permitted to receive prophylactic granulocyte-colony stimulating factor, or G-CSF, treatment in cycle 1.

Key findings from the interim data include the following:

•	A protective effect against severe chemotherapy-induced toxicities was observed across all ALRN-6924 dose levels.
•	Across all ALRN-6924 dose levels, Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia were limited to 24%, 36% and 48% of patients, respectively.
•

While chemoprotection effects were observed across all ALRN-6924 dose levels, the 0.3 mg/kg dose level showed the most robust chemoprotection results, with Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia limited to 21%, 36% and 43% of patients, respectively.

•

None of the patients treated at 0.3 mg/kg dose level had hematological serious adverse events. One patient (7%) treated at 0.3 mg/kg dose level required one red blood cell transfusion and one platelet transfusion.

•	At the 0.3 mg/kg ALRN-6924 dose level, no patients required erythropoiesis-stimulating agents, and seven patients (50%) required G-CSF treatment.
•	Across all ALRN-6924 dose levels, no patients experienced febrile neutropenia which is a life-threatening side effect commonly observed with topotecan treatment in this patient population.

We completed the trial, including enrolling an additional 11 SCLC patients in order to complete the evaluation of the dose-response relationship.  A preliminary evaluation of data from those 11 patients (seven patients receiving 0.3 mg/kg ALRN-6924 six hours before topotecan and four patients receiving 0.2 mg/kg ALRN-6924 twenty-four hours before topotecan) supports our belief that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal schedule. We expect to submit final results for presentation at a scientific conference in the second half of 2021.

We are also conducting a trial of ALRN-6924 in healthy human volunteers to characterize the time to onset, and magnitude and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. The aim of the healthy volunteer study is to develop a universal dosing regimen for ALRN-6924 for use as a chemoprotection agent across a range of additional chemotherapies and tumor indications. Results from the trial will be submitted for presentation at a medical conference in the second half of 2021.

In the second quarter of 2021, we expect to initiate a randomized, double-blind, placebo-controlled clinical Phase 1b trial of ALRN-6924 in patients with advanced NSCLC receiving treatment with the chemotherapy regimen carboplatin/pemetrexed. This clinical trial is designed to enroll 60 patients who will be randomized 1:1 to receive either 0.3 mg/kg of ALRN-6924 or placebo in addition to the standard of care chemo- or immunochemotherapy. The trial is designed to evaluate the chemoprotective effects of ALRN-6924, including potential reductions in bone marrow toxicity and other toxicities. The clinical trial protocol prespecifies two interim data analyses, for safety and futility, and a final analysis once all 60 patients are enrolled and complete at least four cycles of study treatment.

Past Clinical Trials

We have evaluated high dose therapy with ALRN-6924 (up to 5 mg/kg bodyweight) in earlier clinical trials in more than 200 patients to test ALRN-6924 as a direct anti-cancer agent in a single-agent Phase 1 trial in solid tumor and lymphoma patients; a Phase 2a trial for the treatment of peripheral T-cell lymphoma, or PTCL; a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS; a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS; and a Phase 2a combination trial of ALRN-6924 and palbociclib in patients with tumors harboring MDM2 amplifications or MDM2/CDK4 co-amplifications. We ceased further clinical development for those indications in light of our resources and our assessment of the commercial opportunities and competitive landscape in these indications.

Manufacturing

We contract with third parties for the GMP manufacture of our product candidates for certain preclinical studies and clinical trial materials, including raw materials and consumables necessary for their manufacture. We intend to continue to contract for these materials in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for the production of ALRN-6924 for clinical or commercial use. Although we rely upon contract manufacturers for the manufacture of our product candidates for clinical trials, we have personnel with extensive manufacturing experience who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

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

Companion Diagnostic

We expect to be required to have a companion in vitro diagnostic, to identify patients with mutated p53 cancer cells, approved for use with ALRN-6924. We may also be required to obtain similar approvals from comparable foreign regulatory authorities.  We are in the process of evaluating a third party for the development and supply of a commercially available diagnostic to identify patients with mutated p53, requiring approval of the diagnostic by regulatory authorities. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify mutated p53.

Competition

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. While we believe that ALRN-6924, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face significant potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. If we successfully develop and commercialize ALRN-6924, it will compete with existing therapies and new therapies that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of any product candidate, if approved, are likely to be its efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our product candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing ALRN-6924.  These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for ALRN-6924 any of our future product candidates for which we obtain regulatory approval.

We designed ALRN-6924, our product candidate, to act as a reactivator of p53 and initially focused on development for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

In February 2021, the FDA approved trilaciclib (COSELA™), a short-acting intravenous CDK4/6 inhibitor developed by G1 Therapeutics, Inc., or GTHX, to decrease chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage SCLC. GTHX is conducting additional clinical trials of trilaciclib in other cancer indications.  In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is in development for chemotherapy-induced neutropenia.

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

Patent Portfolio

We have rights in patents and patent applications directed to the composition of matter and/or use of our  product candidate, ALRN-6924, in the United States and in other countries.  We also have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924.  The composition of matter patents that are directed towards the specific chemical structure of ALRN-6924 are wholly-owned by us and are expected to expire in 2033, absent any potential patent term extension under the Hatch-Waxman Act, which is discussed in greater detail below.  In addition, we have granted patents and pending patent applications directed towards the composition of matter for ALRN-6924 in foreign jurisdictions, including the United Kingdom, France, Germany, Australia, Canada, China, Japan, Singapore, Taiwan, India and Hong Kong, among others.  Our patent portfolio also includes wholly-owned patents and patent applications that cover uses for ALRN-6924 in both the US and foreign jurisdictions.

As of March 1, 2021, we owned or had an exclusive license to 48 U.S. patents, 11 pending U.S. provisional or non-provisional patent applications, 158 foreign patents and 41 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of ALRN-6924 and research programs. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2021 through 2037, without taking into account any possible patent term adjustments or extensions. In addition, within our patent portfolio, as of March 1, 2021, we owned or had an exclusive license to 24 U.S. patents, 12 pending U.S. provisional or non-provisional patent applications, 116 foreign patents and 45 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2021 through 2037, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2037, in each case without taking into account any possible patent term adjustment or extensions. More specifically, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2021 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033, in each case without taking into account any possible patent term adjustments or extensions. Lastly, within our patent portfolio, as of March 1, 2021, nine U.S. patents, 34 foreign patents and one foreign patent applications are licensed to us by President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2021 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Materia and other third parties pursuant to our license agreements with such parties.

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

As of December 31, 2020, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $5.1 million. We are obligated to pay annual maintenance fees totaling $145,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

Umicore License Agreement

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

As of December 31, 2020, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, of $1.0 million. We are obligated to pay Umicore an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay to Umicore up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Umicore tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

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

Approval and Regulation of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Through companion guidance issued in April 2015, FDA considers any polymer composed of 40 or fewer amino acids to be a peptide and not a protein. Therefore, unless a peptide otherwise meets the statutory definition of a “biological product” (e.g., a peptide vaccine), it will be regulated as a drug under the FDCA. Accordingly, based on this FDA guidance, we believe that our products will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

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

FDA Approval and Regulation of Companion Diagnostics

We believe that it is the FDA’s current view that, in the event that we decide to seek marketing approval of ALRN-6924 with a label limited to mutant p53 cancer patients, we may be required to have a companion in vitro diagnostic approved for use with ALRN-6924. If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review; for federal fiscal year 2021, the standard fee for review of a PMA is $365,657 and the small business fee is $91,414.

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

As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that audit findings are expected to be released in 2021.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, which set out certain procedures for approval and recognition of medical products in each jurisdiction. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump administration took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Supreme Court is expected sometime this year.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five Executive Orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.

Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees and Human Capital Resources

As of December 31, 2020 we had eight full-time employees, including a total of three employees with M.D. or Ph.D. degrees. Of these full-time employees, five employees are engaged in research and development and three employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. Our principal executive office is located at 290 Pleasant Street, Unit 112, Watertown, MA 02472, and our telephone number is (617) 995-0900.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We will be required to expend significant funds in order to advance the development of, conduct clinical trials of, and seek marketing approval for, our product candidate, ALRN-6924, as well as any other product candidates we may develop. If we are able to obtain marketing approval for ALRN-6924 or for any other product candidate in the future, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. We also expect to continue to incur additional costs associated with operating as a public company.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our ongoing, planned and future clinical trials of ALRN-6924;
•	the impact of the COVID-19 pandemic on our business and operations;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for other product candidates we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations with third parties on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

We believe that, based on our current operating plan, our cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924.

Accordingly, we will need to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital.  In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for ALRN-6924 for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

We are an early-stage company, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our stabilized cell-permeating peptide platform, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. Our product candidates other than ALRN-6924 have not advanced beyond the preclinical research stage.  In March 2020, we determined to focus our efforts on the development of ALRN-6924 as a chemoprotective agent, and do not plan to advance any development of ALRN-6924 for any other purpose at this time. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is first evaluated in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $21.2 million and $29.4 million for the years ended December 31, 2020 and 2019, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	conduct our ongoing, planned and future clinical trials of ALRN-6924;
•	initiate and resume research and preclinical development of any other product candidates that we may develop;
•	seek to identify additional product candidates;
•	seek marketing approvals for any product candidate that successfully completes clinical trials, if any;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;

•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

To become and remain profitable, we must develop, obtain approval for and eventually commercialize a product or products with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and establishing and managing any collaborations for the development, marketing and/or commercialization of our product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

We are dependent on the success of our product candidate, ALRN-6924. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ALRN-6924, our product candidate. We are investing a substantial portion of our efforts and financial resources in the research and development of ALRN-6924 as a chemoprotective agent. Our business depends entirely on the successful development and commercialization of ALRN-6924. We currently generate no revenues from sales of any products, and we may never be able to develop a marketable product. We have not identified any other product candidates for development and are not currently conducting any preclinical research to discover and identify new product candidates.

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

The success of ALRN-6924 will depend on several factors, including the following:

•	successful and timely patient enrollment and completion of our ongoing and planned clinical trials of ALRN-6924;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for both ALRN-6924 and any required companion diagnostic from applicable regulatory authorities;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;

•	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator.

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, has affected and may continue to affect our ability to conduct our ongoing clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, which could result in adverse effects on our business and operations.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading around the world, which may worsen or prolong the outbreak. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. While we believe that we currently have sufficient supply of ALRN-6924 to continue our ongoing and planned clinical trials, ALRN-6924 and materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the ongoing COVID-19 outbreak, or any potential future outbreak, will not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located in areas being impacted the COVID-19 pandemic. In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic. For instance, the initiation of, and expected timing of reporting data from, our ongoing healthy volunteer study was delayed due to the impact of the COVID-19 pandemic and we experienced a higher than anticipated screen failure rate during our recently completed Phase 1b SCLC trial due to COVID-19 related complications in the patient population that was targeted for enrollment.

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for ALRN-6924 or in the conduct of our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize ALRN-6924, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

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

Moreover, we believe our product candidate, ALRN-6924, reactivates p53 by disrupting the interactions between p53 and its endogenous inhibitors, MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest in healthy cells and/or apoptosis in cancerous cells. We believe that ALRN-6924 is the first and only product candidate in clinical development that can bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and early-stage clinical trials, and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we are the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research.

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow is a novel approach and we believe that we are the only company currently developing in clinical trials a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical and clinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in additional or later-stage clinical trials.

As a result, we do not know whether the mechanism of action of ALRN-6924 will have the expected effect on patients receiving chemotherapy in any cancer indications and whether ALRN-6924 will succeed in demonstrating the safety and efficacy needed to advance in clinical development and obtain marketing approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of ALRN-6924 or any other product candidate we may develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials in the same or different indications, and interim results of a clinical trial, such as the interim results of our Phase 1b clinical trial of ALRN-6924 in patients with p53-mutated SCLC that we announced in October 2020, do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether our ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Moreover, due to the continuing COVID-19 pandemic, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. For instance, the initiation of, and expected timing of reporting data from, our ongoing human volunteer study was delayed due to the impact of the COVID-19 pandemic. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants.

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

We are conducting a clinical trial of ALRN-6924 and plan to conduct additional trials of ALRN-6924 at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting our Phase 1b clinical trial of ALRN-6924 and plan to conduct additional trials of ALRN-6924 at one or more trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Due to the ongoing COVID-19 pandemic, patient recruitment and enrollment in our clinical trials has been and may continue to be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

If ALRN-6924 is associated with adverse events or undesirable side effects or has properties that are unexpected such as the aforementioned death we observed in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

We expect that The FDA will, under certain circumstances, require us to have a companion in vitro diagnostic to identify patients with mutated p53 cancer cells, approved for use with ALRN-6924. We expect also be required to obtain similar approvals from comparable foreign regulatory authorities. We are in the process of evaluating the third party for the supply of a commercially available diagnostic to identify patients’ p53 status, or develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. For instance, we have conducted clinical trials of ALRN-6924 for the treatment of peripheral T-cell lymphoma, acute myeloid leukemia and advanced high-risk myelodysplastic syndrome, SCLC and MDM2-amplified advanced solid tumors in combination with palbociclib (Ibrance) and, in part, due to commercial developments, have ceased clinical development of ALRN-6924 for those indications. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our product candidates were to be approved, there can be no assurance that our drugs would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for ALRN-6924 any of our future product candidates for which we obtain regulatory approval.

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

We are aware of another company that is actively developing chemoprotective agents, G1 Therapeutics, Inc., or G1. In February 2021, the FDA approved trilaciclib (COSELA), a short-acting intravenous CDK4/6 inhibitor developed by G1, to decrease chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage SCLC. G1 is conducting or has to plans to conduct additional clinical trials of trilaciclib in other indications, including colorectal cancer, metastatic triple-negative breast cancer and bladder cancer. In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is in development for chemotherapy-induced neutropenia.

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

Our development of ALRN-6924 and the potential commercialization of ALRN-6924 will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Our current owned and in-licensed patents covering our proprietary technologies and our product candidates are expected to expire on various dates from 2021 through 2033, including a composition of matter patent that we own covering our product candidate, ALRN-6924, which expires in the United States in 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2021 through 2037, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products candidates in any market.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, which set out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

Even after an orphan drug is approved, the FDA can subsequently approve the a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any product candidates for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA.  In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 under the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.

On November 10, 2020, the Supreme Court heard oral arguments. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Supreme Court is expected sometime this year.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.

Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our stock price is volatile. During the period from June 28, 2017 to March 19, 2021, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As a public company, we incur, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company” we will incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our becoming a public company, and our efforts to comply with the requirements of being a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020 and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act and the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal net operating loss carryforwards of $203.5 million, of which $129.6 million will, if not utilized, begin to expire in 2029. As of December 31, 2020, we had state net operating carryforwards of $197.7 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.6 million and $1.8 million, respectively, will, if not utilized, begin to expire in 2025. We also have federal orphan drug tax credit carryforwards of $1.0 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses or research and development tax credit carryforwards.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 19, 2021, we had 90,210,557 shares of common stock outstanding.

We have filed several registration statements covering the resale of shares of our common stock held by several stockholders. In connection with our April 2019 private placement, we filed a registration statement covering the resale of shares purchased by the purchasers in the private placement and shares issuable upon exercise of warrants issued in the private placement. In August 2020 and February 2021, we filed registration statements on Form S-3 covering the resale of an aggregate of 12,700,000 shares of our common stock held by Satter Medical Technology Partners, L.P., or SMTP, and entities affiliated with SMTP. Dr. Nolan Sigal, a partner at Satter Management Co., L.P., an affiliate of SMTP, is a member of our board of directors.

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

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. On June 11, 2020, after our common stock had a closing bid price of at least $1.00 for 10 consecutive trading days, Nasdaq provided written notification to us that we had regained compliance with the Bid Price Rule. We have remained in compliance with the Bid Price Rule since June 2020. However, there can be no assurance that we will continue to maintain compliance with the Bid Price Rule in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has migrated to a remote work environment and is evaluating a new corporate headquarters in the metro Boston, MA area.

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

Holders of Our Common Stock

As of March 19, 2021, there were approximately 40 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

We are a clinical-stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported therapeutic agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. With this targeted strategy of treating patients with p53-mutated cancers, ALRN-6924 is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy while ensuring we do not protect cancer cells.

Based on its mechanism of action and reported data from our Phase 1b clinical trial evaluating ALRN-6924 in patients with p53-mutated small cell lung cancer, or SCLC, who are being treated with the chemotherapy topotecan, we believe that there may be a significant opportunity to develop ALRN-6924 as an agent to reduce the toxic side effects of chemotherapy in the bone marrow of cancer patients without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumors. This is a concept known as “chemoprotection”. Biologically, the same mechanism of action can be expected to also lead to protection of healthy normal cells outside of the bone marrow, which may lead to a form of protection against side effects such as alopecia, mucositis, nausea and other side effects. We plan to explore the chemoprotective effects of ALRN-6924 in other normal tissues and organs, such as the skin, hair follicles and the gastrointestinal tract in future, randomized clinical studies.

Our clinical development program for ALRN-6924 includes our recently completed Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with SCLC being treated with the chemotherapy topotecan, our ongoing Phase 1 clinical trial of ALRN-6924 in healthy volunteers and a planned Phase 1b placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with non-small cell lung cancer, or NSCLC, being treated with frontline chemotherapy- or immunochemotherapy.

We completed the trial, including enrolling an additional 11 SCLC patients in order to complete the evaluation of the dose-response relationship.  A preliminary evaluation of data from those 11 patients (seven patients receiving 0.3 mg/kg ALRN-6924 six hours before topotecan and four patients receiving 0.2 mg/kg ALRN-6924 twenty-four hours before topotecan) supports our belief that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal schedule. We expect to submit final results for presentation at a scientific conference in the second half of 2021.

Reported data from this trial have informed our choice of the recommended dose of ALRN-6924 for subsequent clinical trials, including a Phase 1b trial in patients with NSCLC.

In the second quarter of 2021 we plan to initiate a new Phase 1b clinical trial to assess ALRN-6924 as a chemoprotective agent in advanced patients with p53-mutated NSCLC being treated with first-line chemotherapy with carboplatin and pemetrexed with or without an immune checkpoint inhibitor. This trial is randomized, placebo-controlled, double-blinded, and it is designed to evaluate the potential chemoprotective effects of ALRN-6924 in this patient population.  We plan to begin enrolling patients in the NSCLC trial in the second quarter of 2021 and we anticipate reporting interim data (10-20 patients) at the end of 2021 and topline results (60 patients) in mid-2022.

We are also conducting a trial of ALRN-6924 in healthy human volunteers to characterize the time to onset, magnitude, and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration, with the goal of developing a universal dosing regimen for ALRN-6924 for use as a chemoprotection agent across a range of additional chemotherapies and tumor indications. Results from the trial remain on track to be reported in mid-2021 and will be submitted for a presentation at a medical conference in second half of 2021.

In addition, we are now investing in CMC development of ALRN-6924 and in the development of a p53 companion diagnostic to support initiation of clinical registration trials upon the completion of our Phase 1b clinical trial in NSCLC. To that purpose, we plan to engage as appropriate with the FDA in 2021 to discuss the ALRN-6924 development program.

Subject to obtaining additional funding, we plan to expand our chemoprotection clinical program to other cancer indications and pursue a development path that aims at a tumor-agnostic label for ALRN-6924 as a chemoprotective agent, across many tumor types and chemotherapy regimens.

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

To date, we have financed our operations primary through $50.0 million in net proceeds from our initial public offering, or IPO, $23.8 million in net proceeds from a private placement in April 2019, $10.2 million in net proceeds from a public offering in June 2020, $33.1 million in net proceeds from a registered direct offering in January 2021, $23.9 million in net proceeds from “at the market” offerings, $4.4 million in net proceeds from sales pursuant to an equity line financing, $131.2 million from our sales of preferred stock prior to our IPO, $0.6 million from the exercise of stock options and $34.9 million from a collaboration agreement.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $21.2 million and $29.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $219.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $13.8 million as of December 31, 2020, together with the net proceeds of approximately $33.1 million from our issuance and sale of shares of common stock in a registered direct public offering on January 8, 2021, net proceeds  of approximately $20.0 million from our issuance and sale of shares of common stock in at-market-offerings under Capital on Demand Sales Agreements between January 1, 2021 and the date of this Annual Report on Form 10-K, and net proceeds of approximately $2.6 million from our issuance and sale of shares of common stock from our common stock purchase agreement with Lincoln Park Capital Fund, LLC between January 1, 2021 and the date of this Annual Report on Form 10-K, will enable us to fund our operating expenses into the second half of 2023.   Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.  In the first half of 2020 we implemented various cost savings measures, including the elimination of previously planned research activities and a shift to a remote work environment, due to our limited cash resources and the uncertainty associated with the coronavirus pandemic.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the year ended December 31, 2020, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs. The ongoing coronavirus pandemic has created substantial uncertainties in the United States and throughout the world, including in the financial markets and in the biopharmaceutical industry.  . We are continuing to assess our strategy as the full impact of the coronavirus pandemic is better understood.

In 2021, we raised additional capital through our issuance and sale of shares of common stock in a registered direct public offering on January 8, 2021, from our issuance and sale of shares of common stock in at-market-offerings under Capital on Demand Sales Agreements, and from our issuance and sale of shares of common stock under our common stock purchase agreement with Lincoln Park Capital Fund, LLC. See “Liquidity and Capital Resources.  We expect that our operating expenses will increase if and as we use the proceeds of such sales of our common stock to increase our level of clinical development of ALRN-6924 and hire additional personnel to carry out such clinical development.

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2020	2019
ALRN-6924	$7,130	$11,284
Other early-stage development programs	18	592
Employee, facility and other development expenses	4,018	5,787
Total research and development expenses	$11,166	$17,663

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development expenses in the foreseeable future as we continue our ongoing clinical trials of ALRN-6924, initiate additional clinical trials of ALRN-6924 and pursue later stages of clinical development of ALRN-6924.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our ongoing clinical trial of ALRN-6924, as well as of any future clinical trials of ALRN-6924 or other product candidates that we may develop and other research and development activities that we may conduct;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance and corporate and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Other Income (Expense), net

Other income (expense), net consists of interest income earned on our cash, cash equivalents and investments and other income and expense items that are not classified as operating expenses. Interest expense consists of imputed interest expense related to our construction financing liability associated with the build-out and tenant improvements to our previously leased office and laboratory facility.

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $203.5 million and $197.7 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $2.6 million and $1.8 million, respectively, which begin to expire in 2025. The Company also has federal orphan drug tax credit carryforwards of $1.0 million which begin to expire in 2039.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,166	17,663	(6,497)
General and administrative	9,330	12,293	(2,963)
Total operating expenses	20,496	29,956	(9,460)
Loss from operations	(20,496)	(29,956)	9,460
Other income (expense), net	(661)	587	(1,248)
Net loss	$(21,157)	$(29,369)	$8,212

Research and Development Expenses

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
ALRN-6924	$7,130	$11,284	$(4,154)
Other early-stage development programs	18	592	(574)
Employee, facility and other development expenses	4,018	5,787	(1,769)
Total research and development expenses	$11,166	$17,663	$(6,497)

Research and development expenses for the year ended December 31, 2020 were $11.2 million, compared to $17.7 million for the year ended December 31, 2019. The decrease of $6.5 million was primarily due to a $4.2 million decrease in clinical development cost of ALRN-6924 resulting from the completion of anti-cancer clinical trials in 2019 and early 2020. In addition, employee, facility and other development expenses also decreased by $1.8 million in 2020 compared to 2019.  The decrease in employee, facility and other development costs was a result of an early 2020 decision to focus clinical development of ALRN-6924 solely on chemoprotection and as a result we reduced our research and development headcount from seven to five employees.

General and Administrative Expenses

General and administrative expenses were $9.3 million for the year ended December 31, 2020, compared to $12.3 million for the year ended December 31, 2019.  The decrease of $3.0 million in general and administrative expense is primarily a result of cost savings initiatives that were implemented in 2019 and in early 2020.  The effect of these measures resulted in savings of $1.5 million in headcount related costs, $1.1 million in external spending primarily related to legal expenses and a $0.3 million reduction in stock-based compensation expense.

Other Income (Expense), net

Other expense, net of $0.7 million for the year ended December 31, 2020 consisted of a gain on the sale of fixed assets of $0.1 million and is offset by a non-cash derecognition charge of our former corporate headquarters of $0.8 million.  On November 11, 2020, we entered into a lease termination agreement with respect to our former corporate headquarters in Watertown, Massachusetts.  In connection with the lease termination we derecognized our right of use assets and operating lease liabilities associated with the lease.  The derecognition of these assets and liabilities resulted in a non-cash charge of $0.8 million.  We anticipate that our interest income will fluctuate in the future in response to our level of cash, cash equivalents and investments, and then current interest rates.

Other income (expense), net for the year ended December 31, 2019 consisted solely of interest income of $0.6 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of December 31, 2020, we had cash, cash equivalents and investments of $13.8 million.

Public Offerings

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

In January 2021, we issued and sold an aggregate of 32,630,983 shares of common stock in a registered direct offering at a purchase price per share of $1.10. The aggregate gross proceeds of the registered direct offering were $35.9 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us of approximately $2.8 million.

At-the-Market Offering

In July 2019, we entered into the Sales Agreement with JonesTrading, under which we currently may issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the Sales Agreement. During the year ended December 31, 2020, we issued and sold an aggregate of 4,160,899 shares of common stock pursuant to the Sales Agreement for gross proceeds of $4.0 million, before deducting commissions and fees.  Between January 1, 2021 and January 28, 2021, we sold an additional 7,174,993 shares of common stock pursuant to the Sales Agreement for gross proceeds of $9.7 million, before deducting commissions and fees.

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price to up to $30.0 million.  Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Between January 29, 2021 and March 24, 2021, we have issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for gross proceeds of $10.6 million, after deducting commissions and fees.

Equity Line Financing

On September 21, 2020, we entered into the Purchase Agreement with Lincoln Park Capital, LLC or LPC for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to LPC, and LPC is obligated to purchased up to $15.0 million of shares of common stock at our sole discretion, over a 36-month period that commenced in October 2020. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020.

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

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured.  Through December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. Between January 1, 2021 and March 24, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(20,476)	$(26,474)
Cash (used in) provided by investing activities	6,411	(2,814)
Cash provided by financing activities	15,800	23,964
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,735	$(5,324)

Operating Activities. During the year ended December 31, 2020, operating activities used $20.5 million of cash, primarily resulting from our net loss of $21.2 million and cash provided by the change in operating assets of $1.3 million offset by non-cash charges of $2.0 million. Non-cash charges resulted primarily from stock-based compensation expense. The derecognition of our right-to-use lease assets and operating lease liabilities resulted in operating cash flow usage of $0.8 million.  Changes in our operating assets and liabilities during 2020 consisted primarily of a decrease of $1.7 million in accrued expenses and other current liabilities and an increase of $0.7 million in prepaid expense and other assets.

During the year ended December 31, 2019, operating activities used $26.5 million of cash, primarily resulting from our net loss of $29.4 million and cash provided by the change in operating assets of $0.9 million offset by non-cash charges of $2.1 million. Non-cash charges resulted primarily from stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted primarily of an increase of $0.4 million in accrued expenses and other current liabilities as well as a decrease of $1.3 million in other assets. The increase in accrued expenses and other current liabilities was primarily due to a decrease in payroll-related accruals.

Investing Activities. During the year ended December 31, 2020, investing activities provided $6.4 million of cash. We received $16.2 million of proceeds from the sale of investments and $0.2 million from the sale of property and equipment offset by $10.0 million of purchases of investments.

During the year ended December 31, 2019, investing activities used $2.8 million of cash. We received $24.6 million of proceeds from the sale of investments offset by $27.2 million of purchases of investments and $0.2 million of purchases of property and equipment.

Financing Activities. During the year ended December 31, 2020, net cash provided by financing activities was $15.8 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Sales Agreement with JonesTrading, funds received from sales of common stock to LPC during 2020 and proceeds from the Paycheck Protection Program Loan of $0.4 million.

During the year ended December 31, 2019, net cash provided by financing activities was $24.0 million due to the proceeds received from the sale of common stock, common warrants and pre-funded warrants in our April 2019 private placement and due to the proceeds from option exercises.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in clinical development, and any other product candidates and programs that we may pursue in the future. We expect that our expenses will increase substantially if and as we:

•	conduct our current, planned and future clinical trials of ALRN-6924;
•	initiate and resume research and preclinical and clinical development of any other product candidates that we may develop;
•	seek to identify additional product candidates;
•	seek marketing approvals for any product candidate that successfully completes clinical trials, if any;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our compliance with our obligations as a public company.

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $13.8 million as of December 31, 2020, together with the net proceeds of approximately $33.1 million from our issuance and sale of shares of common stock in a registered direct public offering on January 8, 2021,net proceeds of approximately $20.0 million from our issuance and sale of shares of common stock in at-market-offerings under Capital on Demand Sales Agreements between January 1, 2021 and the date of this Annual Report on Form 10-K, and net proceeds of approximately $2.6 million from our issuance and sale of shares of common stock from our common stock purchase agreement with Lincoln Park Capital Fund, LLC between January 1, 2021 and the date of this Annual Report on Form 10-K, will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of ALRN-6924 or other product candidates that we may develop, we may not be able to enter into a collaboration for ALRN-6924 or other product candidates that we may develop on suitable terms, on a timely basis or at all.

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates that we may develop and programs we may pursue, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of ALRN-6924 or other product candidates that we may develop. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our ongoing, planned and future clinical trials of ALRN-6924;
•	the impact of the COVID-19 pandemic on our business and operations;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for any other product candidates that we may develop;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any collaborations that we may enter into with third parties;
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

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any product candidate receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs, as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework)

(COSO). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2021Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)	Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

c(b)	Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)	Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	7/5/2017	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1
4.2	Description of Securities of the Registrant	10-K	3/30/2020	4.3
10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12
10.12+	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.13+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.14*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.15*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.16*	Offer Letter and Severance Agreement, dated as of November 1, 2018, between the Registrant and Vojislav Vukovic, M.D., Ph.D.	10-K	3/29/2019	10.20

10.17*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.18*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.19*	Offer Letter, dated as of June 7, 2018, between the Registrant and Richard Wanstall.	10-K	3/20/2020	10.26

10.20*	Severance Agreement, dated as of December 12, 2019, between the Registrant and Richard Wanstall.	10-K	3/20/2020	10.27
10.21	Securities Purchase Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.1
10.22	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4
10.23	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.24	Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.1
10.25	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.26	Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C.	8-K	1/29/2021	1.1

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.

^	SEC File No. 333-218474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: March 24, 2021	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manuel C. Alves Aivado, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2021
Manuel C. Alves Aivado, M.D., Ph.D.

/s/ Richard J. Wanstall	Chief Financial Officer & Treasurer (principal financial officer)	March 24, 2021
Richard J. Wanstall

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	March 24, 2021
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	March 24, 2021
Reinhard J. Ambros, Ph.D.

/s/ William T. McKee	Director	March 24, 2021
William T. McKee

/s/ Jodie P. Morrison	Director	March 24, 2021
Jodie P. Morrison

/s/ Nolan Sigal, M.D., Ph.D.	Director	March 24, 2021
Nolan Sigal, M.D., Ph.D.

/s/ Joseph H. Von Rickenbach	Director	March 24, 2021
Joseph H. Von Rickenbach

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2021

We have served as the Company's auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,046	$5,311
Investments	6,759	12,967
Prepaid expenses and other current assets	1,928	1,247
Restricted cash	593	25
Total current assets	16,326	19,550
Operating lease, right-of-use asset	—	6,060
Property and equipment, net	15	295
Restricted cash, non-current	—	568
Total assets	$16,341	$26,473
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,596	$1,452
Accrued expenses and other current liabilities	2,196	3,941
Paycheck Protection Program loan, current portion	168	—
Operating lease liabilities, current portion	—	446
Total current liabilities	3,960	5,839
Paycheck Protection Program loan, net of current portion	219	—
Operating lease liabilities, net of current portion	—	4,586
Total liabilities	4,179	10,425
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2020 and December 31, 2019; 43,804,175 and 27,810,358 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	44	28
Additional paid-in capital	231,412	214,148
Accumulated other comprehensive income/(loss)	(2)	7
Accumulated deficit	(219,292)	(198,135)
Total stockholders’ equity	12,162	16,048
Total liabilities and stockholders’ equity	$16,341	$26,473

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	11,166	17,663
General and administrative	9,330	12,293
Total operating expenses	20,496	29,956
Loss from operations	(20,496)	(29,956)
Other income (expense), net	(661)	587
Net loss	$(21,157)	$(29,369)
Net loss per share—basic and diluted	$(0.61)	$(1.20)
Weighted average common shares outstanding—basic and diluted	34,866,690	24,535,454
Comprehensive loss:
Net loss	$(21,157)	$(29,369)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(9)	12
Total other comprehensive gain (loss)	(9)	12
Total comprehensive loss	$(21,166)	$(29,357)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2018	14,748,475	$15	$188,083	$(5)	$(168,493)	$19,600
Exercise of stock options	126,560	—	165	—	—	165
Sale of common stock and common warrants	11,838,582	12	23,784	—	—	23,796
Sale of pre-funded warrants and common warrants	1,096,741	1	2,202	—	—	2,203
Exercise of pre-funded warrants	—	—	11	—	—	11
Issuance costs	—	—	(2,213)	—	—	(2,213)
Stock-based compensation expense	—	—	2,116	—	—	2,116
Adoption of ASC 842, Leases	—	—	—	—	(273)	(273)
Unrealized gain on investments	—	—	—	12	—	12
Net loss	—	—	—	—	(29,369)	(29,369)
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Issuance of common stock	15,961,193	16	16,881	—	—	16,897
Issuance costs	—	—	(1,494)	—	—	(1,494)
Stock-based compensation expense	—	—	1,893	—	—	1,893
RSUs vested, net of shares repurchased for tax	32,624	—	(16)	—	—	(16)
Unrealized loss on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(21,157)	(21,157)
Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,157)	$(29,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	163	155
Net amortization of premiums and discounts on investments	(9)	(231)
Stock-based compensation expense	1,893	2,116
(Gain)/loss on disposition of property and equipment	(86)	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(682)	(206)
Other assets	6,060	1,318
Accounts payable	116	(277)
Operating lease liabilities	(5,033)	(370)
Accrued expenses and other current liabilities	(1,741)	385
Net cash used in operating activities	(20,476)	(26,474)
Cash flows from investing activities:
Purchases of investments	(10,034)	(27,237)
Proceeds from sales or maturities of investments	16,242	24,574
Purchases of property and equipment	(5)	(151)
Proceeds from sale of fixed asset	208	—
Net cash (used in) provided by investing activities	6,411	(2,814)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	15,413	23,799
Proceeds from Paycheck Protection Program Loan	387	—
Proceeds from exercise of stock options	—	165
Net cash provided by financing activities	15,800	23,964
Net Increase (decrease) in cash, cash equivalents and restricted cash	1,735	(5,324)
Cash, cash equivalents and restricted cash at beginning of period	5,904	11,228
Cash, cash equivalents and restricted cash at end of period	$7,639	$5,904

Cash and cash equivalents, end of year	$7,046	$5,311
Restricted cash, end of year	593	593
Cash and cash equivalents and restricted cash, end of year	$7,639	$5,904

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage biopharmaceutical company that is focused on transforming the experience of chemotherapy for cancer patients, enabling them to fight cancer without the fear or burden of chemotherapy-induced side effects. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported therapeutic agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. With this targeted strategy of treating patients with p53-mutated cancers, ALRN-6924 is designed to protect multiple healthy cell types throughout the body from chemotherapy while chemotherapy continues to kill cancer cells. In addition to potentially reducing or eliminating multiple side effects, ALRN-6924 may also improve patients’ quality of life and help them better tolerate chemotherapy, potentially allowing patients to complete their treatment without dose reductions or delays. The Company’s long-term vision is to provide chemoprotection for patients with p53-mutated cancers, which represents approximately 50% of cancer patients, regardless of cancer type or chemotherapeutic drug.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2020, the Company has financed operations primary through $50,009 in net proceeds from its initial public offering, or IPO, $10,246 in net proceeds from a public offering in June 2020, $3,918 in net proceeds from “at the market” offerings, $1,801 in in net proceeds from sales pursuant to an equity line financing, $23,825 in net proceeds from a private placement in April 2019, $131,211 from sales of preferred stock prior to its IPO, $552 from the exercise of stock options and $34,910 from a collaboration agreement.

As of December 31, 2020, the Company had cash, cash equivalents and investments of $13,805. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $219,292 as of December 31, 2020. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $13,805 as of December 31, 2020, together with the net proceeds of approximately $33,091 from the issuance and sale of shares of common stock in a registered direct public offering on January 8, 2021, net proceeds  of approximately $19,962 from the issuance and sale of shares of common stock in at-market-offerings under its Capital on Demand Sales Agreements between January 1, 2021 and the date of this Annual Report on Form 10-K, and net proceeds of approximately $2,614 from the issuance and sale of shares of common stock from its common stock purchase agreement with Lincoln Park Capital Fund, LLC between January 1, 2021 and the date of issuance of these financial statements, will enable the Company to fund its operating expenses for more than twelve months from the date of issuance of these financial statements.

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

Restricted Cash

As of December 31, 2020, current restricted cash of $593 consisted of cash deposited in separate restricted bank accounts as a security deposits for the lease of the Company’s facility in Watertown, Massachusetts (see Note 12) and for the Company’s corporate credit cards. As of December 31, 2019, current restricted cash consisted of $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.  As of December 31, 2019, non-current restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility in Watertown, Massachusetts (see Note 12).

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss. During the year ended December 31, 2020, the Company received aggregate gross proceeds from the sale of common stock of approximately $16,881 before deducting placement agent fees and offering expenses of approximately $1,494.  During the year ended December 31, 2019, the Company received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants.

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

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading around the world, which may worsen or prolong the outbreak. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

Potential impacts to the Company’s business include disruptions in supply of the Company’s product candidate and/or procuring items that are essential for the Company’s research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in the Company’s clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.  While the Company believes that it currently has sufficient supply of its product candidate to continue the Company’s ongoing and planned clinical trials, its product candidate, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic.

Additionally, the Company has enrolled, and is seeking to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. Enrollment at clinical trial sites may be disrupted as the effects of the COVID-19 pandemic persist. In the event that clinical trial sites close to enrollment in the Company’s trials or shift resources to address COVID-19, this could have a material adverse impact on the Company’s clinical trial plans and timelines. The Company may face difficulties recruiting or retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic.

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

Recently Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 and does not expect adoption to have a material effect on the Company’s consolidated financial statements or disclosures.

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

As a result of the adoption of ASU 2016-02, the Company de-recognized $7,079 of the building asset and $81 of accumulated depreciation related to its former corporate headquarters at 490 Arsenal Way. Prior to the adoption of ASU 2016-02, the Company classified facility improvements associated with the 490 Arsenal Way building as a component of its building asset. Subsequent to the adoption of ASU 2016-02, these improvements were reclassified to leasehold improvements.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,190	$—	$—	$4,190
Corporate notes	—	—	—	—
Commercial paper	—	1,001	—	1,001
Investments:
Corporate notes	—	—	—	—
Treasury bills		1,249		1,249
Agency bonds		3,511		3,511
Commercial paper	—	1,999	—	1,999
	$4,190	$7,760	$—	$11,950

	Fair Value Measurements as of December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,208	$—	$—	$4,208
Corporate notes	—	—	—	—
Commercial paper	—	—	—	—
Investments:
Corporate notes	—	5,491	—	5,491
Commercial paper	—	7,476	—	7,476
	$4,208	$12,967	$—	$17,175

As of December 31, 2020 and 2019, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Investments

As of December 31, 2020 and 2019, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$—	$—	$—	$—
Treasury bills	1,249	—	—	1,249
Agency Bonds	3,511	—	—	3,511
Commercial paper	1,999	—	—	1,999
	$6,759	$—	$—	$6,759

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate notes	$5,489	$2	$—	$5,491
Commercial paper	7,470	6	—	7,476
	$12,959	$8	$—	$12,967

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Laboratory equipment	$-	$451
Computer equipment and software	181	177
Furniture and fixtures	-	189
	181	817
Less: Accumulated depreciation and amortization	(166)	(522)
	$15	$295

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $163 and $140, respectively. During the year ended December 31, 2020, assets with a cost of $640 were disposed of for $208 in proceeds, resulting in a gain on sale of $86. During the year ended December 31, 2019, assets with a cost of $749 were disposed of for no proceeds, resulting in a loss on disposal of $5.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
External research and development services	$896	$1,673
Payroll and payroll-related costs	922	1,281
Professional fees	135	635
Other	243	352
	$2,196	$3,941

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

The Company further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of the Company’s forgiveness application. If and when the loan forgiveness becomes probable, the Company will recognize income for debt extinguishment pursuant to ASC 470-50-15-4.  The Company submitted a loan forgiveness application in December 2020.

8. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2020 and 2019, the Company had no shares of preferred stock issued or outstanding.

9. Common Stock

   On July 5, 2017, the Company filed the amended and restated certificate of incorporation which increased the authorized number of shares of common stock from 143,500,000 shares of $0.001 par value common stock to 150,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2020 and 2019, no dividends had been declared.

As of December 31, 2020, the Company had reserved 5,098,505 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 10).

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

The total number of shares of common stock that may be issued under the 2017 Plan was 4,701,056 as of December 31, 2020, of which 382,919 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the 2016 Plan, which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the 2006 Plan and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on January 1 of each year, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. For the year ended December 31, 2020, the Company’s compensation committee of the board of directors authorized an additional 1,112,414 shares that may be issued under the 2017 Plan.

During the year ended December 31, 2020, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 1,821,000 shares of common stock at a weighted average exercise price of $0.76 per share.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2020 and 2019 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.17%	2.35%
Expected term (in years)	6.2	6.2
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2019	3,320,706	$3.87	7.4	$—
Granted	1,821,000	0.76
Exercised	—	0.00
Canceled	(463,119)	6.59
Forfeited	(13,001)	2.54
Outstanding at December 31, 2020	4,665,586	$2.39	8.1	$622

Options exercisable at December 31, 2020	2,377,533	$3.28	7.6	$197
Options vested and expected to vest at December 31, 2020	4,592,729	$2.41	8.1	$606
Options exercisable at December 31, 2019	1,415,900	$5.56	5.2	$—
Options vested and expected to vest at December 31, 2019	3,264,851	$3.89	7.4	$—

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2020 and 2019 was $0.51 and $1.11, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2020 and 2019 was $2,099 and $2,236, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was $0 and $109, respectively.

Restricted Stock Units

On April 15, 2019, the Company granted restricted stock units under the 2017 Stock Incentive Plan. The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2020:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2019	50,000	$1.75
Issued	—	—
Vested	(50,000)	$1.75
Canceled/forfeited	—	—
Outstanding, non-vested at December 31, 2020	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2020	2019
Research and development expenses	$572	$524
General and administrative expenses	1,321	1,592
	$1,893	$2,116

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company had an aggregate of $2,144 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.14 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(21,157)	$(29,369)

Denominator:
Weighted average common shares outstanding—basic and diluted	34,866,690	24,535,454

Net loss per share attributable to common stockholders—basic and diluted	$(0.61)	$(1.20)

The Company’s potential dilutive securities, which include stock options as of December 31, 2020 and 2019, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	4,665,586	3,320,706
Restricted stock units to purchase common stock	—	50,000
Total	17,600,909	16,306,029

12. Commitments and Contingencies

Operating Leases

490 Arsenal Way

On April 4, 2018, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 490 Arsenal Way, Watertown, Massachusetts (the “490 Arsenal Way Lease”). Under the terms of the 490 Arsenal Way Lease, starting on August 21, 2018, the Company leases approximately 18,768 square feet of office and laboratory space at $52.55 per square foot per year, or $986 per year in base rent, which is subject to scheduled annual rent increases plus certain operating expenses and taxes. The Company currently maintains a $568 security deposit related to the 490 Arsenal Way Lease. Pursuant to the 490 Arsenal Way Lease, the landlord contributed an aggregate of $2,419 toward the cost of construction and tenant improvements for the Building.

The Company occupied the Building from August 21, 2018 through November 11, 2020 when the 490 Arsenal Way Lease was terminated.     The Company accounted for this lease under ASC 842 using its initial eight-year term through August 31, 2026.

  As part of its adoption of ASC 842, the Company de-recognized the building asset and corresponding financing obligation recorded on the Company’s consolidated balance sheets as of January 1, 2019, in accordance with the ASC 842 transition guidance. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset of $6,697 and lease liability of $5,401 on the effective date. The Company recognizes rent expense on a straight-line basis throughout the remaining term of the lease.

On November 11, 2020, the Company entered into a lease termination agreement with respect to its former corporate headquarters at 490 Arsenal Way, Watertown, Massachusetts.  In connection with the lease termination the right of use assets and operating lease liabilities associated with the lease were derecognized.  The derecognition of these assets and liabilities resulted in a charge of $823.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2020:

Twelve Months Ended December 31, 2020
Lease cost (1)
Operating lease cost	$1,095
Total lease cost	$1,095

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$884
Weighted average remaining lease term (in years)	—
Weighted average discount rate	—
(1)	Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2020 were not material.

As of December 31, 2020, there were no future minimum commitments under ASC 842 under the Company’s operating leases.

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

The Company incurred license fees of $145 during each of the years ended December 31, 2020 and 2019. In addition, the Company did not make any milestone payments during the years ended December 31, 2020 and 2019. During the years ended December 31, 2019, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through December 31, 2020 and December 31,

2019, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $4,863 and $4,718, respectively.

As of December 31, 2020, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2020 and 2019. The Company did not make any milestone payments during the years ended December 31, 2020 or 2019. During the year ended December 31, 2020, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2020 or December 31, 2019.

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

On March 27, 2020, the previous U.S. President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) in response to the U.S. COVID-19 pandemic, which, among other things, suspends the 80% limitation on the deduction for NOLs in taxable years beginning before January 1, 2021, permits a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2020, or to its net deferred tax assets and related allowances as of December 31, 2020.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.9)	(5.0)
Research and development tax credits	(2.6)	(3.0)
Other permanent items	0.6	0.6
Change in deferred tax asset valuation allowance	28.9	28.4
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$55,229	$50,240
Research and development tax credit carryforwards	4,979	4,449
Capitalized research and development expenses	57	63
Accrued expenses and reserves	265	312
Depreciation and amortization	462	435
Lease Liability	—	1,368
Stock compensation	940	605
Total deferred tax assets	61,932	57,472
Valuation allowance	(61,932)	(55,825)
Net deferred tax assets	$—	$1,647
Deferred Tax Liabilities:
Right of Use Asset	$—	$(1,647)
Total Deferred Tax Liabilities	$—	$(1,647)
Net Deferred Tax Asset (Liability)	$—	$—

Since inception in 2001, the Company has not recorded any U.S. federal or state income tax benefits for the net losses the Company has incurred in any year or for its earned research and development tax credits, due to its uncertainty of realizing a benefit from those items. As of December 31, 2020, the Company had net operating loss carryforwards for federal and state purposes of $203,505 and $197,672, respectively. $129,596 of the U.S. federal tax operating loss carryforwards will begin to expire in 2029. Approximately $73,909 of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2030. As of December 31, 2020, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,630 and $1,766, respectively, which begin to expire in 2025. As of December 31, 2020, the Company also had available orphan drug credit carryforwards of $954 for federal income tax purposes, which begin to expire in 2039.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2020	2019
Valuation allowance at beginning of year	$(55,825)	$(47,399)
Increases recorded to income tax provision	(6,107)	(8,426)
Valuation allowance at end of year	$(61,932)	$(55,825)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 or 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2017 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

14. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has not elected to make any employer contributions for the years ended December 31, 2020 or 2019.

15. Selected Quarterly Financial Data (unaudited)

The following table contains selected quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,069	2,488	2,684	1,925
General and administrative	2,807	1,912	2,344	2,267
Total operating expenses	6,876	4,400	5,028	4,192
Loss from operations	(6,876)	(4,400)	(5,028)	(4,192)
Other income (expense), net	62	10	5	(738)
Net loss	(6,814)	(4,390)	(5,023)	(4,930)
Net loss per share—basic and diluted	$(0.24)	$(0.14)	$(0.13)	$(0.12)
Weighted average common shares outstanding— basic and diluted	27,810,358	31,221,139	39,321,177	40,997,759
Comprehensive loss:
Net loss	$(6,814)	$(4,390)	$(5,023)	$(4,930)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net of tax of $0	(8)	(1)	1	(1)
Total other comprehensive gain (loss)	(8)	(1)	1	(1)
Total comprehensive loss	$(6,822)	$(4,391)	$(5,022)	$(4,931)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,174	4,305	4,475	4,709
General and administrative	3,139	3,075	3,440	2,639
Total operating expenses	7,313	7,380	7,915	7,348
Loss from operations	(7,313)	(7,380)	(7,915)	(7,348)
Other income (expense), net	101	208	166	112
Net loss	(7,212)	(7,172)	(7,749)	(7,236)
Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(0.26)	$(0.28)	$(0.26)
Weighted average common shares outstanding—basic and diluted	14,816,253	27,526,065	27,810,358	27,810,358
Comprehensive loss:
Net loss	$(7,212)	$(7,172)	$(7,749)	$(7,236)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	5	24	(7)	(10)
Total other comprehensive loss	5	24	(7)	(10)
Total comprehensive loss	$(7,207)	$(7,148)	$(7,756)	$(7,246)

16. Subsequent Event

On January 6, 2021, the Company entered into a securities purchase agreement (the “2021 Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), an aggregate of 32,630,983 shares of common stock, $0.001 par value per share, at a purchase price per share of $1.10 (the “Shares”). The aggregate gross proceeds of the Offering were $35,894 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.  The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-226650) that was filed with the United States Securities and Exchange Commission (“SEC”) on July 1, 2018, and declared effective by the SEC on July 15, 2019 (the “Registration Statement”), and a prospectus supplement thereunder.  The Offering closed on January 8, 2021.  In addition, between January 1, 2021 and January 28, 2021, the Company issued and sold an aggregate of 7,174,993 shares of its common stock pursuant to its ATM Sales Agreement with JonesTrading Institutional Services LLC, resulting in net proceeds of $9,368.

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading Institutional Services LLC and William Blair & Company, L.L.C. (the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). On January 29, 2021, the Company filed a prospectus supplement with the SEC in connection with the ATM Offering under its Registration Statement. Between January 29, 2021 and March 24, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in net proceeds of $10,594.

Between January 1, 2021 and March 24, 2021, the Company issued and sold an aggregate of 1,375,000 shares of its common stock to LPC pursuant to the Purchase Agreement, resulting in gross proceeds of $2,614.