Form 10-Q
period 2021-03-31
AILERON THERAPEUTICS INC
filed 2021-05-11
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38130

Aileron Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

285 Summer Street, Suite 101 Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALRN	The Nasdaq Capital Market

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

As of May 7, 2021, the registrant had 90,327,848 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These risks include the following:

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

•

We are conducting clinical trials of ALRN-6924 and plan to conduct additional clinical trials of ALRN-6924 at sites outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to conditions.  Accordingly, the FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,283	$7,046
Investments	44,068	6,759
Prepaid expenses and other current assets	948	1,928
Restricted cash	25	593
Total current assets	64,324	16,326
Operating lease, right-of-use asset	228	—
Other non-current assets	21	—
Property and equipment, net	98	15
Total assets	$64,671	$16,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$560	$1,596
Accrued expenses and other current liabilities	2,091	2,196
Paycheck Protection Program loan, current portion	329	168
Operating lease liability, current portion	93	—
Total current liabilities	3,073	3,960
Paycheck Protection Program loan, net of current portion	55	219
Operating lease liability, net of current portion	124	—
Total liabilities	3,252	4,179
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 90,210,557 and 43,804,175 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	90	44
Additional paid-in capital	287,603	231,412
Accumulated other comprehensive gain/(loss)	(7)	(2)
Accumulated deficit	(226,267)	(219,292)
Total stockholders’ equity	61,419	12,162
Total liabilities and stockholders’ equity	$64,671	$16,341

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	4,316	4,069
General and administrative	2,673	2,807
Total operating expenses	6,989	6,876
Loss from operations	(6,989)	(6,876)
Gain on sale of property and equipment	0	66
Interest income	14	62
Net loss	(6,975)	(6,748)
Net loss per share — basic and diluted	$(0.08)	$(0.24)
Weighted average common shares outstanding—basic and diluted	83,384,371	27,810,358
Comprehensive loss:
Net loss	$(6,975)	$(6,748)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	(5)	(8)
Total other comprehensive gain (loss)	(5)	(8)
Total comprehensive loss	$(6,980)	$(6,756)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs			(3,482)			(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419

Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Issuance costs	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,975)	$(6,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2	70
Net amortization of premiums and discounts on investments	62	(30)
Stock-based compensation expense	631	505
Gain on sale of property and equipment	—	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	981	280
Other assets	(22)	167
Accounts payable	(1,038)	(365)
Operating lease liabilities	(12)	(104)
Accrued expenses and other current liabilities	(105)	619
Net cash used in operating activities	(6,476)	(5,672)
Cash flows from investing activities:
Purchases of property and equipment	(85)	—
Proceeds from sale of property and equipment	—	66
Purchases of investments	(41,124)	—
Proceeds from sales or maturities of investments	3,750	10,992
Net cash provided by (used in) investing activities	(37,459)	11,058
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	55,604	—
Net cash provided by financing activities	55,604	0
Net increase/(decrease) in cash, cash equivalents and restricted cash	11,669	5,386
Cash, cash equivalents and restricted cash at beginning of period	7,639	5,904
Cash, cash equivalents and restricted cash at end of period	$19,308	$11,290

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. With this targeted strategy, ALRN-6924 is designed to protect multiple healthy cell types throughout the body from chemotherapy while chemotherapy continues to kill cancer cells.

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

There can be no assurance that the Company’s research and development of ALRN-6924 will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that ALRN-6924 will obtain necessary governmental regulatory approval or that if approved, will be commercially viable. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its key employees and consultants.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2021, the Company has financed operations primarily through $50,009 in net proceeds from its initial public offering, or IPO, in 2017, $33,091 in net proceeds from a registered direct public offering in January 2021, $10,246 in net proceeds from a public offering in June 2020, $23,881 in net proceeds from “at the market” offerings, $4,415 in in net proceeds from sales pursuant to an equity line financing, $23,825 in net proceeds from a private placement of shares and common stock warrants in April 2019, $131,211 from sales of preferred stock prior to its IPO, $552 from the exercise of stock options and $34,910 from a collaboration agreement in 2010.

As of March 31, 2021, the Company had cash, cash equivalents and investments of $63,351. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $226,267 as of March 31, 2021. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $63,351 as of March 31, 2021 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

To execute its business plans, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its clinical programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 24, 2021.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2021.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of March 31, 2021 restricted cash consisted of $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2020, restricted cash consisted of $568 deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility and $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company received aggregate gross proceeds from the sale of common stock of approximately $59,042 and $16,881, respectively before deducting placement agent fees and offering expenses of approximately $3,482 and $1,494, respectively.

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

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading around the world, which may worsen or prolong the pandemic. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the virus. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on our business and operations are uncertain.

Potential impacts to the Company’s business include disruptions in supply of the Company’s product candidate and/or procurement of items that are essential for the Company’s research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in the Company’s clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.  While the Company believes that it currently has sufficient supply of its product candidate to continue the Company’s ongoing and planned clinical trials, its product candidate, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,960	$—	$—	$5,960
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	—	26,478	—	26,478
Treasury bills	—	10,096	—	10,096
Corporate notes	—	6,493	—	6,493
Agency bonds	—	1,001	—	1,001
	$5,960	$48,067	$—	$54,027

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,190	$—	$—	$4,190
Commercial paper	—	1,001	—	1,001
Investments:
Agency Bonds	—	3,511	—	3,511
Commercial paper	—	1,999	—	1,999
Treasury Bills	—	1,249	—	1,249
	$4,190	$7,760	$—	$11,950

As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers in or out of Level 3.

4. Investments

As of March 31, 2021 and December 31, 2020, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$26,481	$—	$(3)	$26,478
Treasury bills	10,094	2	—	10,096
Corporate notes	6,496	—	(3)	6,493
Agency bonds	1,001	—	—	1,001
	$44,072	$2	$(6)	$44,068

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$1,999	$—	$—	$1,999
Treasury bills	1,249	—	—	1,249
Agency bonds	3,511	—	—	3,511
	$6,759	$—	$—	$6,759

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment and software	266	181
Less: Accumulated depreciation and amortization	(168)	(166)
	$98	$15

Depreciation and amortization expense for the three months ended March 31, 2021 was $2.  During the year ended December 31, 2020, fully depreciated assets with a cost of $640 were disposed of for proceeds of $208, resulting in a gain of $86.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
External research and development services	$956	$896
Payroll and payroll-related costs	430	922
Professional fees	497	135
Other	208	243
	$2,091	$2,196

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

8. Lease

On March 26, 2021, the Company entered into a sublease agreement (the “Sublease”) by and among the Company, Vittoria Industries North America, Inc. (the “Sublessor”) and Waterfront Equity Partners, LLC (the “Lessor”), under which the Company is leasing approximately 3,365 square feet of office space located at 285 Summer Street, Unit 101, Boston, Massachusetts (the “Premises”). The Sublease is subject and subordinate to a lease agreement, dated as of July 13, 2012, by and between the Sublessor and Lessor (the “Prime Lease”), pursuant to which the Sublessor is leasing the Premises from the Lessor.

The term of the Sublease (the “Term”) commenced on April 1, 2021 and terminates upon the earliest to occur of (i) March 31, 2023, (ii) early termination of the Prime Lease or (iii) termination of the Sublease pursuant to the terms thereof. The Company is obligated to pay monthly base rent under the Sublease to the Sublessor in an approximate amount of $12 per month during the Term.  The Company recorded a right of use asset of $228 and operating lease liabilities of $217 upon the inception of the Sublease.

9. Common Stock

On January 6, 2021, the Company entered into a securities purchase agreement (the “2021 Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), an aggregate of 32,630,983 shares of common stock, $0.001 par value per share, at a purchase price per share of $1.10 (the “Shares”). The aggregate gross proceeds of the Offering were $35,894, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.  The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-226650) that was filed with the United States Securities and Exchange Commission (“SEC”) on July 1, 2018, and declared effective by the SEC on July 15, 2019 (the “Registration Statement”), and a prospectus supplement thereunder.  The Offering closed on January 8, 2021.  In addition, during the first quarter, the Company issued and sold an aggregate of 7,174,993 shares of its common stock pursuant to its ATM Sales Agreement with JonesTrading Institutional Services LLC, resulting in net proceeds of $9,368.

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). On January 29, 2021, the Company filed a prospectus supplement with the SEC in connection with the ATM Offering under its Registration Statement. Between January 29, 2021 and March 31, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in net proceeds of $10,594.

During the first quarter the Company issued and sold an aggregate of 1,375,000 shares of its common stock to LPC pursuant to the Purchase Agreement, resulting in gross proceeds of $2,614.

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

The total number of shares of common stock that may be issued under the 2017 Plan was 5,950,124 as of March 31, 2021, of which 1,328,253 shares remained available for grant. The Company initially reserved 1,244,816 shares of common stock plus the number of shares equal to the sum of the number of shares of common stock then available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was 424,601 shares, and the number of shares of common stock subject to outstanding awards under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) and the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. Pursuant to the terms of the 2017 Plan, the number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,244,816 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. On January 1, 2020 and January 1, 2021, the number of shares issuable under the 2017 Plan automatically increased by 1,112,414 shares and 1,244,816 shares, respectively.

During the three months ended March 31, 2021, pursuant to the terms of the 2017 Plan, the Company granted options to employees and directors to purchase 122,400 shares of common stock at a weighted average exercise price of $1.82 per share.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2021 and 2020 were as follows, presented on a weighted average basis:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Risk-free interest rate	0.69%	1.29%
Expected term (in years)	6.3	6.3
Expected volatility	76.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	4,665,586	$2.39	8.1	$622
Granted	122,400	1.82
Exercised	—	—
Canceled	—	—
Forfeited	(68,813)	0.63
Outstanding at March 31, 2021	4,719,173	$2.39	7.9	$1,283
Options exercisable at March 31, 2021	2,607,908	$3.20	7.3	$493
Options vested and expected to vest at March 31, 2021	4,655,763	$2.41	7.9	$1,256
Options exercisable at December 31, 2020	2,377,533	$3.28	7.6	$197
Options vested and expected to vest at December 31, 2020	4,592,729	$2.41	8.1	$606

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $1.21 and $0.44, respectively.

The aggregate fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $376 and $447, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $0.

Restricted Stock Units

The following table summarizes the Company’s stock option activity since January 1, 2021:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2020	—	$—
Issued	250,000	1.23
Vested	—	—
Canceled/forfeited	—	—
Outstanding, non-vested at March 31, 2021	250,000	$1.23

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$99	$149
General and administrative expenses	532	356
	$631	$505

During the three months ended March 31, 2021 and 2020 the Company recognized stock-based compensation expense of $0 and $49, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

As of March 31, 2021, the Company had an aggregate of $1,912 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.1 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(6,975)	$(6,748)

Denominator:
Weighted average common shares outstanding—basic and diluted	83,384,371	27,810,358

Net loss per share —basic and diluted	$(0.08)	$(0.24)

The Company’s potential dilutive securities as of March 31, 2021 and 2020, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	4,719,173	4,843,849
Restricted stock units to purchase common stock	250,000	50,000
Total	17,904,496	17,829,172

12. Commitments and Contingencies

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

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $145. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license maintenance fees of $145 during each of the three months ended March 31, 2021 and 2020. The Company did not make any milestone payments during the three months ended March 31, 2021 and 2020. As of March 31, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of March 31, 2021, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the three months ended March 31, 2021 and 2020. The Company did not make any milestone payments during the three months ended March 31, 2021 and 2020. As of March 31, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2021 or December 31, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission, or SEC, on March 24, 2021.

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Overview

We are a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor activating p53, is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. With this targeted strategy, ALRN-6924 is designed to protect multiple healthy cell types throughout the body from chemotherapy while chemotherapy continues to fight cancer cells.

We are developing ALRN-6924 to selectively protect healthy cells in patients with cancers that harbor p53 mutations, which are present in over half of all cancer patients, to reduce or eliminate chemotherapy-induced side effects while not interfering with chemotherapy’s attack on cancer cells, a concept known as chemoprotection. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy.

Our clinical development program for ALRN-6924 includes the recently completed Phase 1b clinical trial in patients with p53-mutated small cell lung cancer, or SCLC, our ongoing study of ALRN-6924 in healthy volunteers, and a planned Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, being treated with chemotherapy or immuno-chemotherapy.

During the first quarter, Aileron completed its Phase 1b evaluation of ALRN-6924 at the recommended phase 2 dose of 0.3 mg/kg in patients with SCLC receiving ALRN-6924 24-hours prior to topotecan and conducted preliminary evaluation of data from additional cohorts. These preliminary findings from 11 additional patients (n=7 patients receiving 0.3 mg/kg ALRN-6924 six hours before topotecan and n=4 patients receiving 0.2 mg/kg ALRN-6924 twenty-four hours before topotecan) were in line with data presented last October and with Aileron’s expectation that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal dose and schedule in this patient population. Aileron expects to present results of the Phase 1b SCLC trial at a scientific conference in the second half of 2021.

Biologically, the same mechanism of action that led to a protection against chemotherapy-induced bone marrow toxicities has the potential to also lead to protection of healthy normal cells outside of the bone marrow, which may lead to a form of protection against chemotherapy-induced side effects such as alopecia, mucositis, diarrhea and other side effects. We aim to explore the chemoprotective effects of ALRN-6924 in other normal tissues and organs, such as the skin, hair follicles and the gastrointestinal tract in future, larger randomized clinical studies.

The data from our SCLC trial have informed our choice of the recommended dose of ALRN-6924 (0.3 mg/kg) for subsequent clinical trials.

In the second quarter of 2021, we plan to initiate a new Phase 1b clinical trial to assess ALRN-6924 as a chemoprotective agent in patients with adenocarcinoma histology and with advanced p53-mutated NSCLC being treated with first-line chemotherapy with carboplatin and pemetrexed with or without an immune checkpoint inhibitor. Approximately 50% of patients with NSCLC have a p53 mutation. This trial is randomized, placebo-controlled, double-blinded, and it is designed to evaluate the potential chemoprotective effects of ALRN-6924 in this patient population. We plan to initiate in the NSCLC trial in the second quarter of 2021 and we anticipate reporting interim data from 10-20 patients at the end of 2021 and topline results (60 patients) in mid-2022.

We are also conducting a trial of ALRN-6924 in healthy human volunteers to characterize the time to onset, and magnitude and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. The aim of the healthy volunteer study is to develop a universal dosing regimen for ALRN-6924 for use as a chemoprotection agent across a range of additional chemotherapies and tumor indications. Results from the trial remain on track to be presented at a medical conference in second half of 2021.

In addition, we making near-term strategic investments in CMC development of ALRN-6924, in the development of a p53 companion diagnostic and in team scale-up to support late-stage clinical development in patients with NSCLC upon the completion of our Phase 1b clinical trial such patients. We expect that these investment will provide foundational support for our future clinical programs of ALRN-6924 as a chemoprotective agent across multiple p53-mutated cancer indications. To that purpose, we plan to engage as appropriate with the FDA in 2021 to discuss the ALRN-6924 development program.

Subject to obtaining additional funding, we plan to expand our chemoprotection clinical program to other cancer indications and pursue a development path that could lead to a broad label for ALRN-6924 as a chemoprotective agent, across many tumor types and chemotherapy regimens.

Since our inception, we have devoted substantially all of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

To date, we have financed our operations primary through $50.0 million in net proceeds from our initial public offering, or IPO, in 2017, $23.8 million in net proceeds from a private placement in April 2019, $10.2 million in net proceeds from a public offering in June 2020, $33.1 million in net proceeds from a registered direct offering in January 2021, $23.9 million in net proceeds from “at the market” offerings, $4.4 million in net proceeds from sales pursuant to an equity line financing, $131.2 million from our sales of preferred stock prior to our IPO, $0.6 million from the exercise of stock options and $34.9 million from a collaboration agreement in 2010.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $7.0 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $226.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $63.4 million as of March 31, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the COVID-19 pandemic. Because millions of COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the quarter ended March 31, 2021, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants of the virus that causes COVID-19 that have been identified and are spreading around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,316	4,069	247
General and administrative	2,673	2,807	(134)
Total operating expenses	6,989	6,876	113
Loss from operations	(6,989)	(6,876)	(113)
Gain on sale of property and equipment	—	66	(66)
Interest income	14	62	(48)
Net loss	$(6,975)	$(6,748)	$(227)

Research and Development Expenses

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
ALRN-6924	$3,470	$2,831	$639
Other early-stage development programs	—	2	(2)
Employee, facility and other development expenses	846	1,236	(390)
Total research and development expenses	$4,316	$4,069	$247

Research and development expenses for the three months ended March 31, 2021 were $4.3 million, compared to $4.1 million for the three months ended March 31, 2020. The increase of $0.2 million is primarily a result of increased spending on clinical development of ALRN-6924 in the Phase 1b clinical trial in patients with advanced NSCLC being treated with first-line chemotherapy of carboplatin and pemetrexed and is partially offset by the effect of cost savings measures implemented in 2020 resulting in decreased spending on employee, facility and other development expenses.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2021, compared to $2.8 million for three months ended March 31, 2020. The decrease in general and administrative expense is the result of lower headcount and facility costs during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and is partially offset by increased spending on professional services.

Interest Income

Interest income for the three months ended March 31, 2021 was less than $0.1 million, compared to $0.1 million for the three months ended March 31, 2020. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of March 31, 2021, we had cash, cash equivalents and investments of $63.4 million.

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

In January 2021, we issued and sold an aggregate of 32,630,983 shares of common stock in a registered direct offering at a purchase price per share of $1.10. The aggregate gross proceeds of the registered direct offering were $35.9 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us of approximately $2.9 million.

At-the-Market Offering

In July 2019, we entered into a Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, under which we currently may issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million. Sales of common stock through JonesTrading may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the Sales Agreement. During the year ended December 31, 2020, we issued and sold an aggregate of 4,160,899 shares of common stock pursuant to the Sales Agreement for gross proceeds of $4.0 million, before deducting commissions and fees.  Between January 1, 2021 and January 28, 2021, we sold an additional 7,174,993 shares of common stock pursuant to the Sales Agreement for gross proceeds of $9.7 million, before deducting commissions and fees.  We terminated the Sales Agreement in January 2021.

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price to up to $30.0 million.  Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Between January 29, 2021 and March 31, 2021, we have issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees.

Equity Line Financing

In September 2020, we entered into a Purchase Agreement, or the LPC Purchase Agreement, with Lincoln Park Capital, LLC or LPC for an equity line financing. The LPC Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to LPC, and LPC is obligated to purchased up to $15.0 million of shares of common stock at our sole discretion, over a 36-month period that commenced in October 2020. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the LPC Purchase Agreement, which was declared effective on October 15, 2020.

Upon entering into the LPC Purchase Agreement, we issued and sold 367,647 shares of common stock, or the Initial Purchase Shares, to LPC at a price per share of $1.36, or $0.5 million, which is part of the $15.0 million of shares of common stock that we may sell to LPC under the Purchase Agreement. Additionally, we issued to LPC as a commitment fee 220,588 shares of common stock as consideration for LPC entering into the Purchase Agreement.

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

The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the LPC Purchase Agreement. Under the LPC Purchase Agreement, we may not effect any sales of shares of common stock on any purchase date that the closing sale price of our common stock on Nasdaq is less than the floor price of $0.30 per share.

In addition to Regular Purchases, we may also direct LPC to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

The net proceeds under the LPC Purchase Agreement to us will depend on the frequency of sales and the number of shares sold to LPC and prices at which we sell shares to LPC.

The LPC Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the LPC Purchase Agreement, LPC does not have the right to terminate the LPC Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured.  Through December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. Between January 1, 2021 and March 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(6,476)	$(5,672)
Cash provided by/(used in) investing activities	(37,459)	11,058
Cash provided by financing activities	55,604	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	$11,669	$5,386

Operating Activities. During the three months ended March 31, 2021, operating activities used $6.5 million of cash, resulting primarily from our net loss of $7.0 million, offset by $0.6 million in non-cash stock-based compensation expense. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted primarily of a decrease of $1.0 million in account payable as well as a decrease of $0.1 million in accrued expenses and other current liabilities from December 31, 2020 and a decrease in prepaid expenses and other current assets of $1.0 million.

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

Investing Activities. During the three months ended March 31, 2021, investing activities used $37.5 million of cash primarily resulting from the purchase of $41.1 million of investments and partially offset by $3.8 million of proceeds from the sale of investments. During the three months ended March 31, 2020, investing activities provided $11.1 million of cash resulting from $11.0 million of proceeds from the sale of investments offset by $0.1 million of purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2021, net cash provided by financing activities was $55.6 million due to the proceeds received from the sale of common stock during the first quarter of 2021. During the three months ended March 31, 2020, no cash was provided by financing activities.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $63.4 million as of March 31, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future capital requirements will depend on many factors, including:

•the scope, progress, results and costs of our ongoing, planned and future clinical trials of ALRN-6924;

•the impact of the COVID-19 pandemic on our business and operations;

•the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for other product candidates we may develop;

•the number of future product candidates that we pursue and their development requirements;

•the costs, timing and outcome of regulatory review of our product candidates;

•our ability to establish and maintain collaborations with third parties on favorable terms, if at all;

•the success of any collaborations that we may enter into with third parties;

•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions;

•the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•the amount of revenue, if any, received from commercial sales of our product candidates, should any product candidate receive marketing approval;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•the costs of operating as a public company.

We believe that, based on our current operating plan, our cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will enable us to fund our operating expenses into the second half of 2023.  Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.0 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We are conducting clinical trials of ALRN-6924 and plan to conduct additional trials of ALRN-6924 at one or more trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

We expect that the FDA will, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924 in order to identify patients with mutated p53. We expect that we will also be required to obtain similar approvals from comparable foreign regulatory authorities. We are in the process of evaluating the third party for the supply of a commercially available diagnostic to identify patients’ p53 status, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

We are aware of another company that is actively developing chemoprotective agents, G1 Therapeutics, Inc., or G1. In February 2021, the FDA approved trilaciclib (COSELA), a short-acting intravenous CDK4/6 inhibitor developed by G1, to decrease chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage SCLC. G1 is conducting or has plans to conduct additional clinical trials of trilaciclib in other indications, including colorectal cancer, metastatic triple-negative breast cancer and bladder cancer.  In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is in development for chemotherapy-induced neutropenia.

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

Even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

Our stock price is volatile. During the period from June 28, 2017 to May 7, 2021, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 7, 2021, we had 90,327,848 shares of common stock outstanding.

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

On September 21, 2020, we entered into the Purchase Agreement with LPC pursuant to which LPC has committed to purchase up to $15.0 million of shares of our common stock. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020. We generally have the right to control the timing and amount of any future sales of shares of our common stock to LPC. Sales of shares of our common stock, if any, to LPC will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to LPC all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. Therefore, sales to LPC by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If and when we do sell shares of our common stock to LPC, after LPC has acquired the shares of common stock, LPC may resell all, some or none of those shares of common stock at any time or in its discretion.

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

Exhibit Number	Description

10.1	Sublease Agreement, dated March 26, 2021, by and among the Company, Vittoria Industries North America, Inc. and Waterfront Equity Partners, LLC.

10.2

Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38130) filed with the Securities and Exchange Commission on January 29, 2021).

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

Aileron Therapeutics, Inc.

Date: May 11, 2021	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2021	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)