Form 10-Q
period 2021-06-30
AILERON THERAPEUTICS INC
filed 2021-08-11
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 90,553,806 shares of common stock, $0.001 par value per share, outstanding.

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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. These risks include the following:

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

•

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial, such as the interim results of our Phase 1b clinical trial of ALRN-6924 in patients with p53-mutated small cell lung cancer, do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.  In addition, results of clinical trials of ALRN-6924 when used with one chemotherapy or in one patient population may not be predictive of the results of other clinical trials of ALRN-6924 when used with a different chemotherapy or in a different patient population.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,748	$7,046
Investments	48,731	6,759
Prepaid expenses and other current assets	648	1,928
Restricted cash	25	593
Total current assets	60,152	16,326
Operating lease, right-of-use asset	202	—
Other non-current assets	24	—
Property and equipment, net	153	15
Total assets	$60,531	$16,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,016	$1,596
Accrued expenses and other current liabilities	3,164	2,196
Paycheck Protection Program loan, current portion	—	168
Operating lease liability, current portion	93	—
Total current liabilities	4,273	3,960
Paycheck Protection Program loan, net of current portion	—	219
Operating lease liability, net of current portion	128	—
Total liabilities	4,401	4,179
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 90,527,914 and 43,804,175 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	90	44
Additional paid-in capital	287,987	231,412
Accumulated other comprehensive gain/(loss)	6	(2)
Accumulated deficit	(231,953)	(219,292)
Total stockholders’ equity	56,130	12,162
Total liabilities and stockholders’ equity	$60,531	$16,341

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,853	2,488	8,169	6,557
General and administrative	2,156	1,912	4,829	4,719
Total operating expenses	6,009	4,400	12,998	11,276
Loss from operations	(6,009)	(4,400)	(12,998)	(11,276)
Interest income	19	10	33	72
Other income, net	304	—	304	66
Net loss	(5,686)	(4,390)	(12,661)	(11,138)
Net loss per share — basic and diluted	$(0.06)	$(0.14)	$(0.15)	$(0.38)
Weighted average common shares outstanding—basic and diluted	90,458,550	31,221,139	86,941,002	29,515,749
Comprehensive loss:
Net loss	$(5,686)	$(4,390)	$(12,661)	$(11,138)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	13	(1)	8	(9)
Total other comprehensive gain (loss)	13	(1)	8	(9)
Total comprehensive loss	$(5,673)	$(4,391)	$(12,653)	$(11,147)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,482)	—	—	(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419
Exercise of stock options	67,357	—	47	—	—	47
Issuance costs	—	—	(24)	—	—	(24)
RSU's vested, net of shares withheld	250,000	—	—	—	—	—
Stock-based compensation expense	—	—	361	—	—	361
Unrealized gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,686)	(5,686)
Balances at June 30, 2021	90,527,914	$90	$287,987	$6	$(231,953)	$56,130

Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Issuance costs	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769
Issuance costs	—	—	(1,186)	—	—	(1,186)
Issuance of common stock	11,425,118	11	11,904	—	—	11,915
RSU's vested, net of shares withheld	26,100	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	560	—	—	560
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(4,390)	(4,390)
Balances at June 30, 2020	39,261,576	$39	$225,890	$(2)	$(209,273)	$16,654

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,661)	$(11,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42	139
Net amortization of premiums and discounts on investments	140	(36)
Stock-based compensation expense	993	1,065
Forgiveness of Paycheck Protection Program Loan	(387)	—
Gain on sale of property and equipment	—	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,280	482
Other assets	(24)	337
Accounts payable	(583)	(461)
Operating lease liabilities	(7)	(211)
Accrued expenses and other current liabilities	968	(855)
Net cash used in operating activities	(10,239)	(10,744)
Cash flows from investing activities:
Purchases of property and equipment	(152)	(5)
Proceeds from sale of property and equipment	—	66
Purchases of investments	(51,105)	(1,756)
Proceeds from sales or maturities of investments	9,000	12,992
Net cash provided by (used in) investing activities	(42,257)	11,297
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	55,583	10,876
Proceeds from Paycheck Protection Program Loan	—	384
Proceeds from exercise of stock options	47	—
Net cash provided by financing activities	55,630	11,260
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,134	11,813
Cash, cash equivalents and restricted cash at beginning of period	7,639	5,904
Cash, cash equivalents and restricted cash at end of period	$10,773	$17,717

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. With this targeted strategy, ALRN-6924 is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy while ensuring ALRN-6924 does not protect cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2021, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of June 30, 2021, the Company had cash, cash equivalents and investments of $59,479. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $231,953 as of June 30, 2021. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $59,479 as of June 30, 2021 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

To execute its business plans beyond the next twelve months, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its clinical programs, product portfolio expansion plans or commercialization efforts, which could adversely affect its business prospects. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 24, 2021.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2021.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of June 30, 2021 restricted cash consisted of $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2020, restricted cash consisted of $568 deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility and $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading in the United States and around the world, which may worsen or prolong the pandemic. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the virus. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on our business and operations are uncertain.

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

Additionally, the Company has enrolled, and is seeking to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. Enrollment at clinical trial sites may be disrupted as the effects of the COVID-19 pandemic persist. In the event that clinical trial sites close to enrollment in the Company’s trials or shift resources to address COVID-19, this could have a material adverse impact on the Company’s clinical trial plans and timelines. The Company may face difficulties recruiting or retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to the Company’s clinical trial sites because of the COVID-19 pandemic.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,983	$—	$—	$4,983
Investments:
Commercial paper	—	32,233	—	32,233
Treasury bills	—	10,045	—	10,045
Corporate notes	—	6,453	—	6,453
	$4,983	$48,731	$—	$53,714

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,190	$—	$—	$4,190
Commercial paper	—	1,001	—	1,001
Investments:
Agency Bonds	—	3,511	—	3,511
Commercial paper	—	1,999	—	1,999
Treasury Bills	—	1,249	—	1,249
	$4,190	$7,760	$—	$11,950

As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers in or out of Level 3.

4. Investments

As of June 30, 2021 and December 31, 2020, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$32,228	$5	$—	$32,233
Treasury bills	10,044	1	—	10,045
Corporate notes	6,453	—	—	6,453
	$48,725	$6	$—	$48,731

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$1,999	$—	$—	$1,999
Treasury bills	1,249	—	—	1,249
Agency bonds	3,511	—	—	3,511
	$6,759	$—	$—	$6,759

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$334	$181
Less: Accumulated depreciation and amortization	(181)	(166)
	$153	$15

Depreciation and amortization expense for the three and six months ended June 30, 2021 was $13 and $15 respectively. Depreciation and amortization expense for the three and six months ended June 30, 2020 was $69 and $139 respectively. During the year ended December 31, 2020, assets with a cost of $640 were disposed of for $208 in proceeds, resulting in a gain on sale of $86.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
External research and development services	$1,642	$896
Payroll and payroll-related costs	744	922
Professional fees	699	135
Other	79	243
	$3,164	$2,196

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

The Company has determined to account for the PPP loan as debt under Accounting Standards Update (“ASC 470”), “Debt”, and allocated and recorded the loan proceeds between current and non-current liabilities.

The Company further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of the Company’s forgiveness application.  On May 20, 2021 the Small Business Administration notified the Company that the PPP loan had been forgiven in full.  During the three and six months ended June 30, 2021 the Company recognized income for debt extinguishment pursuant to ASC 470-50-15-4 as other income.

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

9. Common Stock

On January 6, 2021, the Company entered into a securities purchase agreement (the “2021 Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), an aggregate of

32,630,983 shares of common stock, $0.001 par value per share, at a purchase price per share of $1.10 (the “Shares”). The aggregate gross proceeds of the Offering were $35,894, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.  The Offering closed on January 8, 2021.  Between January 1, 2021 and January 28, 2021, the Company issued and sold an aggregate 7,174,993 shares of its common stock pursuant to its ATM Sales Agreement with JonesTrading Institutional Services LLC, resulting in net proceeds of $9,368.  The Company terminated its ATM Sales Agreement with Jones Trading in January 2021.

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). On January 29, 2021, the Company filed a prospectus supplement with the SEC in connection with the ATM Offering under its Registration Statement. During the three and six months ended June 30, 2021, the Company issued and sold an aggregate of 0 and 5,225,406 shares of its common stock, respectively, pursuant to the ATM Sales Agreement, resulting in net proceeds of $0 and $10,594, respectively.

During the three and six months ended June 30, 2021, the Company issued and sold an aggregate of 0 and 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $0 and $2,614, respectively.

10. Stock-Based Awards

2021 Stock Incentive Plan

The Company’s 2021 Stock Incentive Plan (the “2021 Plan”) was approved by the Company’s stockholders on June 15, 2021 and became effective on June 16, 2021. Under the 2021 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, awards of restricted stock units and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2021 Plan; however, incentive stock options may only be granted to employees. The 2021 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock covered by options and the date those options become exercisable, type of options to be granted, exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2021 Plan with service-based vesting conditions generally vest over four years and may not have a duration in excess of ten years, although options have been granted with vesting terms of less than four years.

The total number of shares of common stock that may be issued under the 2021 Plan was 12,580,744 as of June 30, 2021, of which 7,736,944 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

2017 Stock Incentive Plan

The 2017 Plan was approved by the Company’s stockholders on June 16, 2017, and became effective on June 28, 2017. Under the 2017 Plan, the Company could grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, awards of restricted stock units and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors were eligible to receive awards under the 2017 Plan; however, incentive stock options could only be granted to employees. The 2017 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board. The number of shares of common stock covered by options and the date those options become exercisable, type of options granted, exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2017 Plan with service-based vesting conditions generally vest over four years and may not have a duration in excess of ten years, although options have been granted with vesting terms of less than four years.

The exercise price for stock options granted may not be less than the fair market value of the common stock as of the date of grant.

As of the effective date of the 2021 Plan, the board of directors determined to grant no further awards under the 2017 Plan.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2021 Plan.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2021 and 2020 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Risk-free interest rate	0.96%	1.03%
Expected term (in years)	6.2	6.3
Expected volatility	91.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	4,665,586	$2.39	8.1	$622
Granted	5,366,200	1.30
Exercised	(67,357)	0.62
Canceled, forfeited or expired	(345,757)	1.84
Outstanding at June 30, 2021	9,618,672	$1.81	8.8	$822
Options exercisable at June 30, 2021	2,783,882	$3.06	6.9	$381
Options vested and expected to vest at June 30, 2021	9,323,836	$1.83	8.8	$808
Options exercisable at December 31, 2020	2,377,533	$3.28	7.6	$197
Options vested and expected to vest at December 31, 2020	4,592,729	$2.41	8.1	$606

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $0.97 and $0.48, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2021 and 2020 was $708 and $1,173, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $48 and $0, respectively.

Restricted Stock Units

The following table summarizes the Company’s stock option activity since January 1, 2021:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2020	—	$—
Issued	250,000	1.23
Vested	(250,000)	—
Canceled/forfeited	—	—
Outstanding, non-vested at June 30, 2021	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$103	$200	$202	$349
General and administrative expenses	258	360	791	716
	$361	$560	$993	$1,065

During the six months ended June 30, 2021 and 2020 the Company recognized stock-based compensation expense of $0 and $160, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

As of June 30, 2021, the Company had an aggregate of $6,392 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.26 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(5,686)	$(4,390)	$(12,661)	$(11,138)

Denominator:
Weighted average common shares outstanding—basic and diluted	90,458,550	31,221,139	86,941,002	29,515,749

Net loss per share —basic and diluted	$(0.06)	$(0.14)	$(0.15)	$(0.38)

The Company’s potential dilutive securities as of June 30, 2021 and 2020, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	9,618,672	4,689,952
Restricted stock units to purchase common stock	—	10,000
Total	22,553,995	17,635,275

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

The Company incurred license maintenance fees of $0 and $145 during each of the three and six months ended June 30, 2021 and 2020. The Company did not make any milestone payments during the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of June 30, 2021, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $0 and $50 during the three and six months ended June 30, 2021 and 2020, respectively. The Company did not make any milestone payments during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2021 or December 31, 2020.

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

Overview

We are a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. Our targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy while ensuring we do not protect cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy.

We are developing ALRN-6924 to selectively protect healthy cells in patients with cancers that harbor p53 mutations, which are present in over half of all cancer patients, to reduce or eliminate chemotherapy-induced side effects while not interfering with chemotherapy’s attack on cancer cells, a concept known as chemoprotection.

Our clinical development program for ALRN-6924 includes our completed Phase 1b clinical trial in patients with p53-mutated small cell lung cancer, or SCLC, our ongoing study of ALRN-6924 in healthy volunteers, and our Phase 1b clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, being treated with chemotherapy or immuno-chemotherapy.

In the first quarter of 2021, we completed our Phase 1b evaluation of ALRN-6924 at the recommended Phase 2 dose of 0.3 mg/kg in patients with SCLC receiving ALRN-6924 24-hours prior to topotecan and conducted preliminary evaluation of data from additional cohorts. These preliminary findings were in line with data presented in October 2020 and with our belief that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal dose and schedule in this patient population. The data from our SCLC trial have informed our choice of the recommended dose of ALRN-6924 (0.3 mg/kg) for subsequent clinical trials.  We expect to present final results of the Phase 1b SCLC trial at scientific conferences in the third quarter of 2021.

Biologically, the same mechanism of action that leads to protection against chemotherapy-induced bone marrow toxicities has the potential to also protect healthy normal cells outside of the bone marrow, which may lead to protection against chemotherapy-induced side effects such as alopecia, mucositis, diarrhea and other side effects. We aim to explore the chemoprotective effects of ALRN-6924 in other normal tissues and organs, such as the skin, hair follicles and the gastrointestinal tract in future randomized clinical studies.

In the second quarter of 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1b clinical trial of ALRN-6924 in patients with advanced NSCLC undergoing chemotherapy. We plan to enroll 60 patients with advanced p53-mutated NSCLC undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors. Patients enrolled in the NSCLC trial will be randomized 1:1 to receive carboplatin/pemetrexed plus 0.3 mg/kg ALRN-6924 or placebo for at least four 21-day treatment cycles. Components of the primary endpoint are the proportion of treatment cycles free of severe hematological and other toxicities, including Grade ≥ 3 neutropenia, Grade ≥ 3 thrombocytopenia, Grade ≥ 3 anemia, Grade 4 neutropenia and febrile neutropenia, as well as duration of Grade 4 neutropenia. An additional component of the primary endpoint is the proportion of completed treatment cycles without chemotherapy dose reduction or without the use of growth factors or transfusions. Other endpoints include the proportion of patients with National Cancer Institute Common Terminology Criteria Adverse Events Grade 3/4 treatment-emergent adverse events, quality of life, overall response rate, and progression-free survival. We anticipate reporting interim safety data from the trial late in the fourth quarter of 2021 and top line results in mid-2022.

We are also conducting a trial of ALRN-6924 in healthy human volunteers to characterize the time to onset, and magnitude and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. The aim of the healthy volunteer study is to develop a universal dosing regimen for ALRN-6924 for use as a chemoprotection agent across a range of additional chemotherapies and tumor indications. Initial results from this ongoing trial remain on track to be presented at scientific conferences in the third quarter of 2021.

In addition, we are making near-term strategic investments in CMC development of ALRN-6924, and in the development of a p53 companion diagnostic to support late-stage clinical development in patients with NSCLC. We expect that these investments will provide foundational support for our future clinical programs of ALRN-6924 as a chemoprotective agent across multiple p53-mutated cancer indications. To that purpose, we plan to engage as appropriate with the FDA in 2021 to discuss the ALRN-6924 development program.

We also plan to expand our chemoprotection clinical program and pursue a development path that could lead to a broad label for ALRN-6924 as a chemoprotective agent, across many tumor types and chemotherapy regimens.

Since our inception, we have devoted substantially all of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

Through June 30, 2021, we have financed operations primarily through $145.5 in net proceeds from sales of common stock, $131.2 from sales of preferred stock prior to its IPO, and $34.9 from a collaboration agreement in 2010.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $12.7 million and $11.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $232.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations beyond the next twelve months. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for ALRN-6924 for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $59.5 million as of June 30, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the quarter ended June 30, 2021, the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants of the virus that causes COVID-19 that have been identified and are spreading in the United States and around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

Other Income (Expense), net

Other income (expense), net consists of gains or losses recognized from non-routine items such as debt forgiveness under the Paycheck Protection Program and gains or losses recognized from the disposal of fixed assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,853	2,488	1,365
General and administrative	2,156	1,912	244
Total operating expenses	6,009	4,400	1,609
Loss from operations	(6,009)	(4,400)	(1,609)
Interest income	19	10	9
Other income (expense), net	304	—	304
Net loss	$(5,686)	$(4,390)	$(1,296)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $3.9 million, compared to $2.5 million for the three months ended June 30, 2020. The increase of $1.4 million primarily resulted from increased spending of (a) $0.9 million related to clinical development of ALRN-6924 for our Phase 1b clinical trial in patients with advanced NSCLC and our trial of ALRN-6924 in healthy human volunteers, (b) $0.3 million of ALRN-6924 manufacturing costs, (c) $0.3 million of higher employee-related costs, and (d) $0.3 million in non-clinical research costs, all partially offset by lower facility costs during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended June 30, 2021, compared to $1.9 million for three months ended June 30, 2020. The increase in general and administrative expense is the result of higher employee related cost partially offset by lower facility costs in the three months ended June 30, 2021 as compared to 2020 resulting from the relocation of the Company’s corporate headquarters in November 2020.

Interest Income

Interest income for the three months ended June 30, 2021 and 2020 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2021 was $0.3 million, compared to $0 for the three months ended June 30, 2020.  The increase of $0.3 million is primarily a result of the Paycheck Protection Program loan forgiveness.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	8,169	6,557	1,612
General and administrative	4,829	4,719	110
Total operating expenses	12,998	11,276	1,722
Loss from operations	(12,998)	(11,276)	(1,722)
Interest income	33	72	(39)
Other income (expense), net	304	66	238
Net loss	$(12,661)	$(11,138)	$(1,523)

  Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $8.2 million, compared to $6.6 million for the six months ended June 30, 2020. The increase of $1.6 million primarily resulted from increased spending of $3.8 million related to clinical development of ALRN-6924 for the purpose of chemoprotection, partially offset by $1.1 million of decreased clinical development expense resulting from the completion of our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and lower drug development, research, and facility costs during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the six months ended June 30, 2021, compared to $4.7 million for the six months ended June 30, 2020. Increased professional fees during the six months ended June 30, 2021, as compared to June 30, 2020 of approximately $0.6 million were partially offset by lower facility costs resulting from the relocation of the Company’s corporate headquarters in November 2020.

Interest Income

Interest income for the six months ended June 30, 2021and 2020 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2021, was $0.3 million, compared to $0.1 million for the six months ended June 30, 2020.  The increase of $0.2 million is primarily a result of Paycheck Protection Program loan forgiveness.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of June 30, 2021, we had cash, cash equivalents and investments of $59.5 million.

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price to up to $30.0 million.  Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Between January 29, 2021 and March 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees. There were no sales under the ATM Sales Agreement during the three months ended June 30, 2021.

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

The LPC Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the LPC Purchase Agreement, LPC does not have the right to terminate the LPC Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured.  Through December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. Between January 1, 2021 and March 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the LPC Purchase Agreement during the three months ended June 30, 2021.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(10,239)	$(10,744)
Cash provided by/(used in) investing activities	(42,257)	11,297
Cash provided by financing activities	55,630	11,260
Net increase/(decrease) in cash, cash equivalents and restricted cash	$3,134	$11,813

Operating Activities. During the six months ended June 30, 2021, operating activities used $10.2 million of cash, resulting primarily from our net loss of $12.7 million, partially offset by $1.6 million of decreased net operating assets and liabilities and $0.8 million in non-cash expenses.

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

Investing Activities. During the six months ended June 30, 2021, investing activities used $42.3 million of cash primarily resulting from the purchase of $51.1 million of investments and partially offset by $9.0 million of proceeds from the sale of investments. During the six months ended June 30, 2020, investing activities provided $11.3 million of cash resulting from $13.0 million of proceeds from the sale of investments and $0.1 million of proceeds from the sale of property and equipment offset by $1.8 million of purchases of investments.

Financing Activities. During the six months ended June 30, 2021, net cash provided by financing activities was $55.6 million due to the proceeds received from the sale of common stock during the first quarter of 2021. During the six months ended June 30, 2020, net cash provided by financing activities was $11.3 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Sales Agreement with JonesTrading and the proceeds from the Paycheck Protection Program loan.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $59.5 million as of June 30, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $12.7 million and $11.1 million for the six months ended June 30, 2021 and 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading in the United States and around the world, which may worsen or prolong the outbreak. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

We expect that the FDA will, under certain circumstances, require us to have a companion in vitro diagnostic approved for use with ALRN-6924 in order to identify patients with mutated p53. We expect that we will also be required to obtain similar approvals from comparable foreign regulatory authorities. We are in the process of evaluating third party supply of a commercially available diagnostic to identify patients’ p53 status, which diagnostic would require approval by applicable regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector targeted at treating and reducing chemotherapy-induced toxicity specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ALRN-6924, our product candidate, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer and for prevention of chemotherapy-induced toxicities. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

There are a large number of companies developing or marketing treatments for cancer and chemotherapy-induced toxicities, including the indications for which we may develop product candidates. Many of the companies that we compete or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

The most common methods of treating patients with cancer are surgery, chemotherapy, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer and chemotherapy-induced toxicities. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for the treatment of indications and toxicities for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our product candidate was to be approved, there can be no assurance that our drug would displace these therapies. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer and chemotherapy-induced toxicity.  These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for ALRN-6924 any of our future product candidates for which we obtain regulatory approval.

We are aware of another company that is actively developing agents to reduce chemotherapy-induced toxicities, G1 Therapeutics, Inc. In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is in development for chemotherapy-induced neutropenia.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union.  The United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, which set out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement, could prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

On November 10, 2020, the Supreme Court heard oral arguments to a case challenging the ACA. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. On June 17, 2021, the Supreme Court rejected this challenge to the ACA.

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

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Our stock price is volatile. During the period from June 28, 2017 to August 9, 2021, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 9, 2021, we had 90,553,806 shares of common stock outstanding.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended

10.1	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38130) filed with the SEC on June 17, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: August 11, 2021	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 11, 2021	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)