Form 10-Q
period 2021-09-30
AILERON THERAPEUTICS INC
filed 2021-11-12
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 90,573,597 shares of common stock, $0.001 par value per share, outstanding.

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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. These risks include the following:

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
•

We are pursuing the development of ALRN-6924 as a chemoprotective agent in combination with approved chemotherapeutics. If the U.S. Food and Drug Administration, or the FDA, revokes approval of any such chemotherapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.

•

The outcome of preclinical testing and early clinical trials, such as the results of our Phase 1b trial of ALRN-6924 in patients with small cell lung cancer, may not be predictive of the success of later clinical trials, interim results of a clinical trial, do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.  In addition, results of clinical trials of ALRN-6924 when used with one chemotherapy or in one patient population may not be predictive of the results of other clinical trials of ALRN-6924 when used with a different chemotherapy or in a different patient population.

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
•

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of ALRN-6924 or any other product candidate that we may develop. As a result, we cannot predict when or if, and in which territories or for which indications, we, or any future collaborators, will obtain marketing approval to commercialize ALRN-6924 or any other product candidate that we may develop.

•

Even if ALRN-6924 receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,603	$7,046
Investments	44,629	6,759
Prepaid expenses and other current assets	2,166	1,928
Restricted cash	25	593
Total current assets	54,423	16,326
Operating lease, right-of-use asset	177	—
Other non-current assets	24	—
Property and equipment, net	144	15
Total assets	$54,768	$16,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,035	$1,596
Accrued expenses and other current liabilities	3,432	2,196
Paycheck Protection Program loan, current portion	—	168
Operating lease liability, current portion	93	—
Total current liabilities	4,560	3,960
Paycheck Protection Program loan, net of current portion	—	219
Operating lease liability, net of current portion	99	—
Total liabilities	4,659	4,179
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 90,572,555 and 43,804,175 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	91	44
Additional paid-in capital	288,674	231,412
Accumulated other comprehensive gain/(loss)	1	(2)
Accumulated deficit	(238,657)	(219,292)
Total stockholders’ equity	50,109	12,162
Total liabilities and stockholders’ equity	$54,768	$16,341

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,278	2,684	12,447	9,241
General and administrative	2,513	2,344	7,342	7,063
Total operating expenses	6,791	5,028	19,789	16,304
Loss from operations	(6,791)	(5,028)	(19,789)	(16,304)
Interest income	21	5	54	77
Other income, net	66	—	370	66
Net loss	(6,704)	(5,023)	(19,365)	(16,161)
Net loss per share — basic and diluted	$(0.07)	$(0.13)	$(0.22)	$(0.49)
Weighted average common shares outstanding—basic and diluted	90,548,972	39,321,177	88,211,362	32,808,082
Comprehensive loss:
Net loss	$(6,704)	$(5,023)	$(19,365)	$(16,161)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	(5)	1	3	(8)
Total other comprehensive gain (loss)	(5)	1	3	(8)
Total comprehensive loss	$(6,709)	$(5,022)	$(19,362)	$(16,169)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,482)	—	—	(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419
Exercise of stock options	67,357	—	47	—	—	47
Issuance costs	—	—	(24)	—	—	(24)
RSU's vested	250,000	—	—	—	—	—
Stock-based compensation expense	—	—	361	—	—	361
Unrealized gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,686)	(5,686)
Balances at June 30, 2021	90,527,914	$90	$287,987	$6	$(231,953)	$56,130
Exercise of stock options	44,641	1	26	—	—	27
Stock-based compensation expense	—	—	661	—	—	661
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,704)	(6,704)
Balances at September 30, 2021	90,572,555	$91	$288,674	$1	$(238,657)	$50,109

Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Issuance costs	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(6,748)	(6,748)
Balances at March 31, 2020	27,810,358	$28	$214,625	$(1)	$(204,883)	$9,769
Issuance costs	—	—	(1,186)	—	—	(1,186)
Issuance of common stock	11,425,118	11	11,904	—	—	11,915
RSU's vested, net of shares withheld	26,100	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	560	—	—	560
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(4,390)	(4,390)
Balances at June 30, 2020	39,261,576	$39	$225,890	$(2)	$(209,273)	$16,654
Issuance of common stock, net of issuance costs of $159	606,747	1	363	—	—	364
RSUs vested, net of shares repurchased for tax	6,524	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	465	—	—	465
Unrealized gain on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(5,023)	(5,023)
Balances at September 30, 2020	39,874,847	$40	$226,715	$(1)	$(214,296)	$12,458

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,365)	$(16,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	81	153
Net amortization of premiums and discounts on investments	212	(19)
Stock-based compensation expense	1,653	1,530
Forgiveness of Paycheck Protection Program loan	(387)	—
Gain on sale of property and equipment	(66)	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(238)	(580)
Other assets	(24)	510
Accounts payable	(564)	(451)
Operating lease liabilities	(36)	(325)
Accrued expenses and other current liabilities	1,235	(378)
Net cash used in operating activities	(17,499)	(15,787)
Cash flows from investing activities:
Purchases of property and equipment	(157)	(5)
Proceeds from sale of property and equipment	66	66
Purchases of investments	(70,828)	(8,035)
Proceeds from sales or maturities of investments	32,751	14,742
Net cash provided by (used in) investing activities	(38,168)	6,768
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	55,583	11,174
Proceeds from Paycheck Protection Program loan	—	384
Proceeds from exercise of stock options	73	—
Net cash provided by financing activities	55,656	11,558
Net increase/(decrease) in cash, cash equivalents and restricted cash	(11)	2,539
Cash, cash equivalents and restricted cash at beginning of period	7,639	5,904
Cash, cash equivalents and restricted cash at end of period	$7,628	$8,443
Supplemental disclosure of non-cash financing activities:
Common stock issuance costs included in accounts payable and accrued expenses	$—	$127

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. With this targeted strategy, ALRN-6924 is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2021, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of September 30, 2021, the Company had cash, cash equivalents and investments of $52,232. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $238,657 as of September 30, 2021. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $52,232 as of September 30, 2021 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 24, 2021.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 24, 2021.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of September 30, 2021 restricted cash consisted of $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2020, restricted cash consisted of $568 deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility and $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss is computed by adjusting basic loss per share to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, restricted stock units and warrants to purchase common stock are considered potential dilutive common shares. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Risks and Uncertainties

In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to millions of confirmed cases worldwide, including in the United States and other countries where the Company is conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19 have been identified and are spreading in the United States and around the world, which may worsen or prolong the pandemic. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the virus. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

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

Additionally, the Company has enrolled, and is seeking to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. Enrollment at clinical trial sites has been and may continue to be disrupted as the effects of the COVID-19 pandemic persist. In the event that clinical trial sites close to enrollment in the Company’s trials or shift resources to address COVID-19, this could have a material adverse impact on the Company’s clinical trial plans and timelines. The Company may face difficulties recruiting or retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to the Company’s clinical trial sites because of the COVID-19 pandemic.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,174	$—	$—	$5,174
Investments:
Commercial paper	—	36,217	—	36,217
Corporate notes	—	6,409	—	6,409
Treasury bills	—	2,003	—	2,003
	$5,174	$44,629	$—	$49,803

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,190	$—	$—	$4,190
Commercial paper	—	1,001	—	1,001
Investments:
Agency Bonds	—	3,511	—	3,511
Commercial paper	—	1,999	—	1,999
Treasury Bills	—	1,249	—	1,249
	$4,190	$7,760	$—	$11,950

As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers in or out of Level 3.

4. Investments

As of September 30, 2021 and December 31, 2020, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$36,215	$2	$—	$36,217
Corporate notes	6,410	—	(1)	6,409
Treasury Bills	2,003	—	—	2,003
	$44,628	$2	$(1)	$44,629

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$1,999	$—	$—	$1,999
Treasury bills	1,249	—	—	1,249
Agency bonds	3,511	—	—	3,511
	$6,759	$—	$—	$6,759

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment and software	$340	$181
Less: Accumulated depreciation and amortization	(196)	(166)
	$144	$15

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $15 and $14 respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $30 and $153 respectively. During the nine months ended September 30, 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66. During the nine months ended September 30, 2020, fully depreciated assets with a cost of $45 were sold for $66, resulting in a gain of $66. During the year ended December 31, 2020, assets with a cost of $640 were disposed of for $208 in proceeds, resulting in a gain on sale of $86.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
External research and development services	$1,846	$896
Payroll and payroll-related costs	1,150	922
Professional fees	420	135
Other	16	243
	$3,432	$2,196

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

The Company further determined that loan forgiveness would become probable of occurring upon acceptance by the Small Business Association of the Company’s forgiveness application.  On May 20, 2021 the Small Business Administration notified the Company that the PPP loan had been forgiven in full.  During the nine months ended September 30, 2021 the Company recognized income for debt extinguishment pursuant to ASC 470-50-15-4 as other income.

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

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). On January 29, 2021, the Company filed a prospectus supplement with the SEC in connection with the ATM Offering under its Registration Statement. During the three and nine months ended September 30, 2021, the Company issued and sold an aggregate of 0 and 5,225,406 shares of its common stock, respectively, pursuant to the ATM Sales Agreement, resulting in net proceeds of $0 and $10,594, respectively.

During the three and nine months ended September 30, 2021, the Company issued and sold an aggregate of 0 and 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $0 and $2,614, respectively. During the three and nine months ended September 30, 2020, the Company issued and sold 588,235 shares to LPC under the Purchase Agreement for proceeds of $500.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 12,756,267 as of September 30, 2021, of which 7,921,767 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2021 and 2020 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Risk-free interest rate	0.96%	1.19%
Expected term (in years)	6.2	6.2
Expected volatility	91.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	4,665,586	$2.39	8.1	$622
Granted	5,371,900	1.30
Exercised	(111,998)	0.62
Canceled, forfeited or expired	(536,280)	2.27
Outstanding at September 30, 2021	9,389,208	$1.79	8.7	$444
Options exercisable at September 30, 2021	2,787,647	$2.97	7.1	$223
Options vested and expected to vest at September 30, 2021	9,141,869	$1.81	8.7	$437
Options exercisable at December 31, 2020	2,377,533	$3.28	7.6	$197
Options vested and expected to vest at December 31, 2020	4,592,729	$2.41	8.1	$606

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $0.97 and $0.48, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $918 and $1,694, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $66 and $0, respectively.

Restricted Stock Units

The following table summarizes the Company’s stock option activity since January 1, 2021:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2020	—	$—
Issued	250,000	1.23
Vested	(250,000)	—
Canceled/forfeited	—	—
Outstanding, non-vested at September 30, 2021	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$180	$121	$383	$470
General and administrative expenses	481	344	1,270	1,060
	$661	$465	$1,653	$1,530

During the nine months ended September 30, 2021 and 2020 the Company recognized stock-based compensation expense of $0 and $160, respectively, included in the table above, related to performance-based awards for which achievement of such performance-based conditions were deemed probable.

As of September 30, 2021, the Company had an aggregate of $5,505 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.1 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(6,704)	$(5,023)	$(19,365)	$(16,161)

Denominator:
Weighted average common shares outstanding—basic and diluted	90,548,972	39,321,177	88,211,362	32,808,082

Net loss per share —basic and diluted	$(0.07)	$(0.13)	$(0.22)	$(0.49)

The Company’s potential dilutive securities as of September 30, 2021 and 2020, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2021	2020
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	9,389,208	4,628,687
Total	22,324,531	17,564,010

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

The Company incurred license maintenance fees of $0 and $145 during each of the three and nine months ended September 30, 2021 and 2020 respectively. The Company did not make any milestone payments during the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of September 30, 2021, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $0 and $50 during the three and nine months ended September 30, 2021 and 2020, respectively. The Company did not make any milestone payments during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2021 or December 31, 2020.

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

Overview

Aileron is a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. Our targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy. Our vision is to bring chemoprotection to patients with p53-mutated cancers, which represent approximately 50% of cancer patients, regardless of type of cancer or chemotherapy.

Our clinical development program for ALRN-6924 as a selective chemoprotective agent includes our completed Phase 1b open-label clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC being treated with chemotherapy; our ongoing study of ALRN-6924 in healthy volunteers; and our Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, being treated with chemotherapy or immuno-chemotherapy.

In September 2021, we presented final results from our Phase 1b study of ALRN-6924 in patients with SCLC undergoing treatment with second-line topotecan at the 2021 European Society for Medical Oncology (ESMO) Congress. A total of 39 patients were enrolled in the trial, 38 of whom were evaluable per the trial protocol. In the trial, topotecan (1.5 mg/m2) was administered to all patients on days 1 through 5 of every 21-day treatment cycle. Of these patients, 32 patients (31 evaluable) were treated with ALRN-6924 at 24 hours before each dose of topotecan at the following dose levels: 0.2 mg/kg (N=4), 0.3 mg/kg (N=16), 0.6 mg/kg (N=6; 5 evaluable) and 1.2 mg/kg (N=6). Seven patients were treated with 0.3 mg/kg of ALRN-6924 at 6 hours before each dose of topotecan. Per the final data, treatment with ALRN-6924 demonstrated a reduction of neutropenia, thrombocytopenia and anemia, as well as a reduction of platelet and red blood cell transfusions.

In the trial, toxicities were evaluated using the National Cancer Institute’s (NCI) Common Terminology Criteria for Adverse Events (CTCAE). Per protocol, patients were not permitted to receive prophylactic granulocyte-colony stimulating factor (G-CSF) treatment in cycle 1. The median number of completed topotecan treatment cycles across all cohorts was 3. In addition, 13% of patients required topotecan dose reduction. No patients reported NCI CTCAE Grade 3 or greater events of nausea, vomiting or diarrhea; 5% had Grade 3 fatigue.

While chemoprotection effects were observed across all ALRN-6924 dose levels studied in the Phase 1b SCLC trial, the 0.3 mg/kg ALRN 6924 dose level given 24 hours prior to topotecan demonstrated the most robust chemoprotection results. None of the patients treated at the 0.3 mg/kg 24 hour ALRN-6924 dose level had a related serious adverse event. One patient (6%) at the 0.3 mg/kg 24 hour ALRN-6924 dose level required a red blood cell transfusion and a platelet transfusion.

These final data from the SCLC trial were in line with preliminary findings from this trial, which were presented in October 2020 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics and with our belief that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal dose and schedule in this patient population. The data from our SCLC trial have informed our choice of the recommended dose of ALRN-6924 (0.3 mg/kg) for subsequent clinical trials.

Biologically, we believe the same mechanism of action that leads to protection against chemotherapy-induced bone marrow toxicities has the potential to also protect healthy normal cells outside of the bone marrow, which may lead to protection against chemotherapy-induced side effects such as alopecia, mucositis, diarrhea and other chemotherapy-induced side effects. We aim to explore the chemoprotective effects of ALRN-6924 in other normal tissues and organs, such as the skin, hair follicles and the gastrointestinal tract in future clinical studies.

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

As of the date of this Quarterly Report on Form 10-Q, 12 trial sites are open for enrollment in the United States and Europe, and we anticipate opening additional sites. Due to the impact of the COVID-19 Delta variant in Eastern Europe, several sites in this region began screening two months later than planned. With those sites now activated, there has been an associated increase in patient enrollment. As a result of the delay in site activation and patient enrollment, we have updated our guidance for planned data readouts as follows: interim results on 20 patients with four cycles in the second quarter of 2022 and topline results on 60 patients with four cycles in the fourth quarter of 2022. We also plan to conduct a blinded safety evaluation on 10 patients after one cycle in the first quarter of 2022 to determine whether the safety and tolerability profile of ALRN-6924 in NSCLC patients is consistent with the safety and tolerability profile observed in previous clinical trials.

We are also conducting a trial of ALRN-6924 in healthy human volunteers designed to characterize the time to onset, and magnitude and duration of cell cycle arrest in human bone marrow relative to ALRN-6924 administration. The aim of the healthy volunteer study is to develop a universal dosing regimen for ALRN-6924 for use as a chemoprotective agent across a range of chemotherapies and tumor indications. We presented initial results from this ongoing trial at scientific conferences in the third quarter of 2021 and based on the initial results we believe that 0.3 mg/kg is the optimal dose for ALRN-6924 and confirmed the drug’s novel p53 biomarker-driven mechanism of action, as well as its pharmacodynamic effects, including time to onset, magnitude and duration. The study is ongoing, including evaluating the effect of ALRN-6924 on epithelial cells, and we anticipate presenting additional findings at a later date.

In addition, we are making strategic investments in CMC development of ALRN-6924, and in the development of a p53 companion diagnostic to support late-stage clinical development in patients with NSCLC. We expect that these investments will also support future clinical programs of ALRN-6924 as a chemoprotective agent in other p53-mutated cancer indications. We are in discussions with the U.S. Food and Drug Administration, regarding the ALRN-6924 development program.

Since our inception, we have devoted a substantial portion of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

Through September 30, 2021, we have financed operations primarily through $145.5 in net proceeds from sales of common stock, $131.2 from sales of preferred stock prior to its IPO, and $34.9 from a collaboration agreement in 2010.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $19.4 million and $16.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $238.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

We believe, based on our current operating plan, that our cash, cash equivalents and investments of $52.2 million as of September 30, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the COVID-19 pandemic. Because millions of COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure. We have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. As a result, site activation and patient enrollment have been disrupted, particularly in Eastern Europe, as, among other things, the persistence of the COVID-19 pandemic.

In particular, the COVID-19 pandemic has impacted our ability to activate clinical trial sites and resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC undergoing chemotherapy. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants of the virus that causes COVID-19 that have been identified and are spreading in the United States and around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, vaccine mandates, and other public health safety measures, will determine the impact of the pandemic on our business, including our clinical trials. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Other Income, net

Other income, net consists of gains or losses recognized from non-routine items such as debt forgiveness under the Paycheck Protection Program and gains or losses recognized from the disposal of fixed assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,278	2,684	1,594
General and administrative	2,513	2,344	169
Total operating expenses	6,791	5,028	1,763
Loss from operations	(6,791)	(5,028)	(1,763)
Interest income	21	5	16
Other income, net	66	—	66
Net loss	$(6,704)	$(5,023)	$(1,681)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $4.3 million, compared to $2.7 million for the three months ended September 30, 2020. The increase of $1.6 million primarily resulted from increased spending of (a) $0.5 million related to clinical development of ALRN-6924 for our Phase 1b clinical trial in patients with advanced NSCLC and our trial of ALRN-6924 in healthy human volunteers, (b) $0.7 million of ALRN-6924 manufacturing costs, (c) $0.3 million of higher employee-related costs, and (d) $0.2 million in non-clinical research costs, all partially offset by lower facility costs.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2021, compared to $2.3 million for the three months ended September 30, 2020. The increase in general and administrative expense was the result of higher employee related cost partially offset by lower facility costs in the three months ended September 30, 2021 as compared to 2020 resulting from the relocation of the Company’s corporate headquarters in November 2020.

Interest Income

Interest income for the three months ended September 30, 2021 and 2020 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Other Income, net

Other income, net for the three months ended September 30, 2021 was $0.1 million, compared to $0 for the three months ended September 30, 2020. The increase of $0.1 million was primarily a result of payment received for equipment sold in 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	12,447	9,241	3,206
General and administrative	7,342	7,063	279
Total operating expenses	19,789	16,304	3,485
Loss from operations	(19,789)	(16,304)	(3,485)
Interest income	54	77	(23)
Other income, net	370	66	304
Net loss	$(19,365)	$(16,161)	$(3,204)

  Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $12.4 million, compared to $9.2 million for the nine months ended September 30, 2020. The increase of $3.2 million primarily resulted from increased spending of $4.8 million related to clinical development of ALRN-6924 for the purpose of chemoprotection, partially offset by $1.3 million of decreased clinical development expense resulting from the completion of our Phase 2a expansion cohort of the combination of ALRN-6924 and palbociclib (Ibrance), and lower drug development, research, and facility costs during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the nine months ended September 30, 2021, compared to $7.1 million for the nine months ended September 30, 2020. Increased professional fees during the nine months ended September 30, 2021, as compared to September 30, 2020 of approximately $0.4 million and higher employee related costs of $0.3 million were partially offset by lower facility costs resulting from the relocation of the Company’s corporate headquarters in November 2020.

Interest Income

Interest income for the nine months ended September 30, 2021 and 2020 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then current cash, cash equivalents and investments, and then current interest rates.

Other Income, net

Other income, net for the nine months ended September 30, 2021, was $0.4 million, compared to $0.1 million for the nine months ended September 30, 2020.  The increase of $0.3 million is primarily a result of Paycheck Protection Program loan forgiveness.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of September 30, 2021, we had cash, cash equivalents and investments of $52.2 million.

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price to up to $30.0 million.  Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Between January 29, 2021 and March 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees. There were no sales under the ATM Sales Agreement during the three months ended September 30, 2021.

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

The LPC Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the LPC Purchase Agreement. The LPC Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the LPC Purchase Agreement, LPC does not have the right to terminate the LPC Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured.  Through December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. Between January 1, 2021 and March 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the LPC Purchase Agreement during the three months ended September 30, 2021.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(17,499)	$(15,787)
Cash provided by/(used in) investing activities	(38,168)	6,768
Cash provided by financing activities	55,656	11,558
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(11)	$2,539

Operating Activities. During the nine months ended September 30, 2021, operating activities used $17.5 million of cash, resulting primarily from our net loss of $19.4 million, partially offset by $1.5 million in non-cash expenses. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted primarily of an increase of $1.2 million in accrued expenses partially offset by a decrease of $0.6 million in accounts payable and an increase of $0.2 million in prepaid expenses and other current assets from December 31, 2020. The increase in accrued expenses is due to increased clinical trial activity.

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

Investing Activities. During the nine months ended September 30, 2021, investing activities used $38.2 million of cash primarily resulting from the purchase of $70.8 million of investments and partially offset by $32.7 million of proceeds from the sale of investments.

During the nine months ended September 30, 2020, investing activities provided $6.8 million of cash resulting from $14.7 million of proceeds from the sale of investments and $0.1 million of proceeds from the sale of property and equipment offset by $8.0 million of purchases of investments.

Financing Activities. During the nine months ended September 30, 2021, net cash provided by financing activities was $55.7 million due to the proceeds received from the sale of common stock during the first quarter of 2021. During the nine months ended September 30, 2020, net cash provided by financing activities was $11.6 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Sales Agreement with JonesTrading, funds received from sales of common stock to LPC in September 2020 and the proceeds from the Paycheck Protection Program loan.

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

We believe, based on our current operating plan, that our cash, cash equivalents and investments of $52.2 million as of September 30, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve judgment and complexity:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2021 will enable us to fund our operating expenses into the second half of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $19.4 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19, such as the delta variant, have been identified and are spreading in the United States and around the world, which may worsen or prolong the outbreak. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, including supply chains. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic and resulting disruptions to global supply chains. While we believe that we currently have sufficient supply of ALRN-6924 to continue our ongoing and planned clinical trials, ALRN-6924 and materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the ongoing COVID-19 outbreak, or any potential future outbreak, will not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located in areas being impacted the COVID-19 pandemic. In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic. For instance, the initiation of, and expected timing of reporting data from, our ongoing healthy volunteer study was delayed due to the impact of the COVID-19 pandemic and we experienced a higher than anticipated screen failure rate during our recently completed Phase 1b SCLC trial due to COVID-19 related complications in the patient population that was targeted for enrollment. Additionally, the COVID-19 pandemic has impacted our ability to activate clinical trial sites and accordingly resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC undergoing chemotherapy

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for ALRN-6924 or in the conduct of our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize ALRN-6924, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

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

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow and healthy normal cells outside of the bone marrow is a novel approach and we believe that we are the only company currently developing in clinical trials a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is both preliminary and limited. Even though ALRN-6924 has demonstrated positive results in preclinical and clinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in additional or later-stage clinical trials.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. For instance, our first clinical trial of one of our earlier cell-permeating peptide product candidates did not generate the desired results, and we suspended the development program. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials, such as the results of our Phase 1b trial of ALRN-6924 in patients with small cell lung cancer, may not be predictive of the success of later-stage clinical trials.

We may publish or report interim or preliminary data from our clinical trials, such as preliminary data from our Phase 1 pharmacology study in healthy volunteers to evaluate the pharmacokinetics and pharmacodynamics of ALRN-6924. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

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

Before obtaining marketing approval from regulatory authorities for the sale of ALRN-6924 or any other product candidate we may develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials, such as results of our Phase 1b clinical trial of ALRN-6924 in patients with p53-mutated SCLC that we announced in September 2021, may not be predictive of the success of later clinical trials in the same or different indications, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether our ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Moreover, due to the continuing COVID-19 pandemic, the activation of trial sites and enrollment in our clinical trials has been and may continue to be adversely affected, delayed or interrupted. For instance, the initiation of, and expected timing of reporting data from, our ongoing human volunteer study was delayed due to the impact of the COVID-19 pandemic. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants.

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

Due to the ongoing COVID-19 pandemic, the opening of trial sites and patient recruitment and enrollment in our clinical trials has been and may continue to be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

If ALRN-6924 or any of our future product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may not be willing to utilize chemoprotective agents in combination with effective anti-cancer therapies. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We are aware of another company that is actively developing agents to reduce chemotherapy-induced toxicities, G1 Therapeutics, Inc. In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is being developed by BeyondSpring Inc. for the treatment of chemotherapy-induced neutropenia in late-stage clinical trials in multiple tumor types.

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

Our stock price is volatile. During the period from June 28, 2017 to November 9, 2021, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 9, 2021, we had 90,573,597 shares of common stock outstanding.

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

On December 27, 2019, Nasdaq approved our transfer application. This transfer became effective at the opening of business on December 30, 2019. On June 11, 2020, after our common stock had a closing bid price of at least $1.00 per share for 10 consecutive trading days, Nasdaq provided written notification to us that we had regained compliance with the Bid Price Rule. We have remained in compliance with the Bid Price Rule since June 2020. However, there can be no assurance that we will continue to maintain compliance with the Bid Price Rule in the future.

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

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: November 12, 2021	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2021	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)