Form 10-K
period 2021-12-31
AILERON THERAPEUTICS INC
filed 2022-03-28
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
285 Summer Street, Unit 101 Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $91,635,955.

As of March 25, 2022, the Registrant has 90,573,597 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the timing of and our ability to obtain and maintain marketing approvals for ALRN-6924;
•
the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
our intellectual property position and strategy;
•
our ability to identify additional product candidates with significant commercial potential;
•
our plans to enter into collaborations for the development and commercialization of ALRN-6924 and any additional product candidates;
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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2021. These risks include the following:

•
Our business depends entirely on the successful development and commercialization of our product candidate, ALRN-6924. Our clinical trials of ALRN-6924 may not be successful. If our trials prove unsuccessful or if we are unable to obtain approval for and commercialize ALRN-6924 or experience significant delays in doing so, our business will be materially harmed.
•
We will need substantial additional funding to continue our operations. Our cash, cash equivalents and investments are not sufficient to enable us to complete the development or commercialization of ALRN-6924. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs, reduce headcount, and future commercialization efforts, or take other actions that could adversely affect our business.
•
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. Even if we are able to develop and commercialize ALRN-6924, we may never generate revenues that are significant or large enough to achieve profitability.
•
The COVID-19 pandemic has affected and may continue to affect our ability to conduct our ongoing and planned clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business and operations.
•
The approach we are taking to discover and develop novel drugs is unproven and may never lead to marketable products.
•
We are pursuing the development of ALRN-6924 as a chemoprotective agent in combination with approved chemotherapeutics. If the U.S. Food and Drug Administration, or the FDA, revokes approval of any such chemotherapeutic, or if safety, efficacy, manufacturing or supply issues arise with any chemotherapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.
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
•
If we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

PART I

Item 1. Business

Overview

Aileron is a clinical stage chemoprotection oncology company focused on developing medicines to make chemotherapy safer and thereby more effective to save more patients’ lives. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. Our targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy. Our vision is to bring chemoprotection against multiple toxicities to all patients with p53-mutated cancer regardless of type of cancer or chemotherapy.

Our clinical development program for ALRN-6924 as a selective chemoprotective agent includes:

•
Our completed Phase 1b open-label clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
Our Phase 1 pharmacology study of ALRN-6924 in healthy volunteers, the aim of which is to develop universal dosing regimen for ALRN-6924 across a range of chemotherapies and p53-mutated cancers;
•
Our ongoing Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors;
•
A planned Phase 1b clinical trial to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated ER+/HER2- breast cancer with a doxorubicin + cyclophosphamide and docetaxel chemotherapy regimen.

Subject to obtaining additional funding, we plan to expand our clinical program to evaluate ALRN-6924 as a chemoprotective agent across additional p53-mutated tumor types and chemotherapy regimens.

Chemoprotection

Despite advances made over the past two decades in developing targeted therapies and immunotherapies, chemotherapy remains a backbone of treatment for most cancer patients. Chemotherapy causes toxicities in normal tissues and organs, thereby limiting the dose and schedule of these drugs, with such limitations potentially compromising the efficacy of chemotherapy. Chemotherapy-related toxicities of the bone marrow, which can be life-threatening, include neutropenia, thrombocytopenia and anemia. Chemotherapy-related toxicities can also include alopecia, stomatitis, and gastrointestinal toxicities. In additional to impacting patients’ qualify of life while undergoing chemotherapy treatment, certain of these chemotherapy-induced toxicities can also lead to increased risk of infection, sepsis, bleeding and fatigue.

Chemotherapy induced toxicities occur because chemotherapy preferentially acts on all proliferating cells as they proceed through the cell replication cycle, but chemotherapy lacks specificity for cancer cells and, consequently, can damage normal, healthy proliferating cells. We are developing ALRN-6924 to selectively protect healthy cells in patients with p53-mutated cancers to reduce or eliminate chemotherapy-induced toxicities. Nearly 1 million patients each year are diagnosed with a p53-mutated cancer in the United States alone, and we employ a precision medicine approach to exclusively treat these patients with p53-mutated cancers who are receiving chemotherapy.

In 2021, we completed a Phase 1b clinical trial that demonstrated proof-of-concept of ALRN-6924 as an investigational treatment to protect patients with p53-mutated SCLC undergoing treatment with the chemotherapy topotecan from chemotherapy-induced toxicities. In this trial we tested multiple dose levels and dosing schedules of ALRN-6924. We presented final results from the study at the European Society for Medical Oncology (ESMO) Congress in September 2021. A total of 39 patients were enrolled in the trial, 38 of whom were evaluable per the trial protocol. Per the final data, treatment with ALRN-6924 demonstrated a reduction of neutropenia, thrombocytopenia and anemia, as well as a reduction of platelet and red blood cell transfusions as compared to historical controls.

Our Platform

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

We own worldwide, commercial rights to ALRN-6924, and we may enter into strategic collaborations for the development, marketing, and commercialization of ALRN-6924 and any other product candidates we may develop from our platform, particularly those directed towards indications with larger patient populations and in certain geographies where we believe a collaboration could bring additional resources and expertise to maximize the value of ALRN-6924.

Chemotherapy and the Need for Novel and Improved Treatment Options to Reduce Chemotherapy-Induced Toxicities

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute has estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that approximately 1.9 million new cancer cases will be diagnosed in the United States and more than 600,000 people will die from cancer in 2022.

Chemotherapy is a critical therapeutic pillar to treat cancer patients, but chemotherapy causes toxicities in normal tissues and organs that limit the dose and schedule of these drugs, thus reducing their efficacy. These toxicities are due to the lack of specificity of chemotherapies, which act on all proliferating cells as they proceed through the cell replication cycle. Consequently, these chemotherapies can damage normal, healthy proliferating cells. Chemotherapy-related toxicities of the bone marrow include anemia, neutropenia and thrombocytopenia, which may lead to fatigue, increased risk of infection, sepsis and bleeding, and can potentially be life threatening. We believe arresting the cell cycle of bone marrow cells prior to systemic treatment with chemotherapy will reduce or mitigate the toxic effect on those cells.

Chemotherapy-induced hematological toxicities most often present as neutropenia, thrombocytopenia and anemia, and represent key dose-limiting toxicities occurring in the course of treatment of cancer patients. In addition to the impact on patients’ quality of life, two major consequences of chemotherapy-induced toxicity are increased risk to patient safety and reduced efficacy of chemotherapy due to dose reductions and dose delays.

Available treatment strategies for clinical management of chemotherapy-induced hematological toxicities include the use of growth factors, transfusions, and dose reductions and dose delays of therapy. While growth factors can be effective in addressing their respective indication, such as neutropenia or anemia, they are known to increase the risk of tumor progression, and carry the risk of other side effects. Transfusions are limited by availability and supply, as well as transfusion reactions that may require medical treatment. Therefore, management of chemotherapy-induced hematological toxicity remains a significant unmet medical need for millions of cancer patients worldwide.

Granulocyte-colony-stimulating-factor, or G-CSF, is a glycoprotein that stimulates the bone marrow to produce granulocytes and stem cells and release them into the bloodstream. Platelet growth factors or thrombopoietin (TPO) receptor agonists, including romiplostim (Nplate) and eltrombopag (Promacta/Revolade), stimulate megakaryocytes in the bone marrow and increase platelet production, but fail to protect patients from chemotherapy-induced thrombocytopenia. Erythropoietin, or EPO, is a glycoprotein cytokine secreted by the kidney in response to cellular hypoxia and it stimulates red blood cell production, or erythropoiesis, in the bone marrow. Additionally, blood products such as donated red blood cells and platelets can be transfused to patients with anemia and thrombocytopenia, respectively.

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

Novel and optimized supportive care drugs should ideally have a mechanism of action that selectively protect normal healthy cells from chemotherapy-related toxicities without protecting cancer cells from chemotherapeutic destruction, while leaving cancer cells fully vulnerable to chemotherapy. We believe ALRN-6924, with its specific mechanism of p53 upregulation, is positioned to address both requirements. When used in patients with cancers harboring p53 mutations, ALRN-6924 is expected to release functional p53 in normal healthy cells only, and thus will functionally not affect cancer cells. Due to lack of effect in cancer cells, ALRN-6924 could be used safely in a prophylactic manner, mitigating and reducing cytopenias and potentially other chemotherapy-related side effects caused by anti-cancer drugs.

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

ALRN-6924 can pause cell division in cells with wild type, or WT, p53, including normal bone marrow cells, and ALRN-6924 has no activity against cancer cells with mutations in p53. As a result, we believe that treatment of patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow, as well as other tissues, and could reduce common chemotherapy-induced toxicities outside the bone marrow, including alopecia, stomatitis, and gastrointestinal illness, in each case without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

Bone marrow toxicity is the dose-limiting safety concern of many chemotherapeutics, and cell-cycle arrest prior to administration of chemotherapy has been shown to reduce bone marrow toxicity. As such, we believe ALRN-6924 may serve as a chemoprotective agent for bone marrow cells, without adversely impacting the cell cycle of mutant p53 cancer cells. Therefore, p53-mutant cancer cells remain fully susceptible to chemotherapy following dosing with ALRN-6924.

Preclinical Studies

We have published extensive biochemical, cellular and in vivo data on ALRN-6924. In preclinical studies, ALRN-6924 successfully activated WT p53 and induced cell-cycle arrest in normal tissues, including bone marrow cells, in a dose and schedule dependent manner. Our preclinical data show that ALRN-6924 can induce transient and reversible cell-cycle arrest in normal human bone marrow cells invitro, and ALRN-6924 protected bone marrow cells from chemotherapy induced DNA damage when administered in advance of topotecan, a chemotherapy used to treat SCLC and other cancers.

Clinical Development of ALRN-6924 as a Chemoprotective Agent

Completed Phase 1b Clinical in Patients with SCLC

In 2021, we completed a Phase 1b clinical trial that demonstrated proof-of-concept of ALRN-6924 as an investigational treatment to protect in patients with p53-mutated SCLC undergoing treatment with the chemotherapy topotecan from chemotherapy-induced toxicities. In this trial we evaluated multiple dose levels and dosing schedules of ALRN-6924 when administered before topotecan. In September 2021, we presented final results from the trial at the European Society for Medical Oncology (ESMO) Congress. A total of 39 patients were enrolled in the trial, 38 of whom were evaluable per the trial protocol. In the trial, topotecan (1.5 mg/m2) was administered to all patients on days 1 through 5 of every 21-day treatment cycle. Of these patients, 32 patients (31 evaluable) were treated with ALRN-6924 at 24 hours before each dose of topotecan at the following dose levels: 0.2 mg/kg (N=4), 0.3 mg/kg (N=16), 0.6 mg/kg (N=6; 5 evaluable) and 1.2 mg/kg (N=6). Seven patients were treated with 0.3 mg/kg of ALRN-6924 at 6 hours before each dose of topotecan.

In the trial, toxicities were evaluated using the National Cancer Institute’s, or NCI, Common Terminology Criteria for Adverse Events, "CTCAE". Per protocol, patients were not permitted to receive prophylactic, or G-CSF, treatment in cycle 1.

Key findings from the final data include the following:

•
A protective effect against severe chemotherapy-induced toxicities was observed across all ALRN-6924 dose levels.
•
Across all ALRN-6924 dose levels and schedules, Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia in cycle 1 were limited to 15%, 46% and 36% of patients, respectively.
•
While chemoprotection effects were observed across all ALRN-6924 dose levels and schedules, the 0.3 mg/kg dose level showed the most robust chemoprotection results, with Grade 3/4 anemia, Grade 3/4 thrombocytopenia and Grade 4 neutropenia in cycle 1 limited to 19%, 44% and 31% of patients, respectively.
•
None of the patients treated at 0.3 mg/kg dose level had hematological serious adverse events. One patient (6%) treated at 0.3 mg/kg dose level required one red blood cell transfusion and one platelet transfusion.
•
At the 0.3 mg/kg ALRN-6924 dose level, no patients required erythropoiesis-stimulating agents, and seven patients (50%) required G-CSF treatment.
•
Across all ALRN-6924 dose levels and schedules, one patient (3%) experienced febrile neutropenia which is a life-threatening side effect commonly observed with topotecan treatment in this patient population.

The median number of completed topotecan treatment cycles across all cohorts was 3. In addition, 13% of patients required topotecan dose reduction. No patients reported National Cancer Institute Common Terminology Criteria Adverse Events, or NCI CTCAE, Grade 3 or greater events of nausea, vomiting or diarrhea; 5% of patients had Grade 3 fatigue.

While chemoprotective effects were observed across all ALRN-6924 dose levels studied in the Phase 1b SCLC trial, the 0.3 mg/kg ALRN 6924 dose level given 24 hours prior to topotecan demonstrated the most robust chemoprotection effect. None of the 16 of patients treated at the 0.3 mg/kg 24 hour ALRN-6924 dose level had a related serious adverse event. One patient (6%) at the 0.3 mg/kg 24 hour ALRN-6924 dose level required a red blood cell transfusion and a platelet transfusion.

These final results from the SCLC trial were in line with preliminary findings from this trial, which were presented in October 2020 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics and with our belief that administering ALRN-6924 at 0.3mg/kg and 24 hours before topotecan remains the optimal dose and schedule in this patient population. The results from our SCLC trial have informed our choice of the recommended dose of ALRN-6924 (0.3 mg/kg) for subsequent clinical trials.

Ongoing Phase 1b Clinical Trial in Patients with NSCLC

In the second quarter of 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1b clinical trial of ALRN-6924 in patients with advanced NSCLC undergoing chemotherapy. We plan to enroll 60 patients with advanced p53-mutated NSCLC undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors. Patients enrolled in the NSCLC trial will be randomized 1:1 to receive carboplatin/pemetrexed plus 0.3 mg/kg ALRN-6924 or placebo for at least four 21-day treatment cycles. Components of the primary endpoint are the proportion of treatment cycles free of severe hematological and other toxicities, including Grade ≥ 3 neutropenia, Grade ≥ 3 thrombocytopenia, Grade ≥ 3 anemia, Grade 4 neutropenia and febrile neutropenia, as well as duration of Grade 4 neutropenia. An additional component of the primary endpoint is the proportion of completed treatment cycles without chemotherapy dose reduction or without the use of growth factors or transfusions. Other endpoints include the proportion of patients with NCI CTCAE Grade 3/4 treatment-emergent adverse events, quality of life, overall response rate, and progression-free survival.

In the first quarter of 2022, we conducted a blinded safety evaluation of the first ten patients enrolled in the trial who completed the first cycle of treatment with ALRN-6924 and chemotherapy. The evaluation did not identify any safety concern, consistent with ALRN-6924’s previously demonstrated safety and tolerability profile. During the second quarter of 2022, we anticipate reporting interim unblinded data for the first 20 patients randomized in the NSCLC trial. We expect these interim data will determine a refinement to the primary and or secondary endpoints for the study. We anticipate reporting topline results from all 60 patients enrolled in the trial in the fourth quarter of 2022.

Ongoing Phase 1 Pharmacology Study in Healthy Volunteers

We are continuing our ongoing Phase 1 pharmacology study to evaluate ALRN-6924’s induction of p21-induced cell cycle arrest in healthy, normal bone marrow cells and other cell types in healthy volunteers. We presented initial results from the study in 2021, confirming the drug’s novel p53 biomarker-driven mechanism of action, as well as its pharmacodynamic effects, including time to onset, magnitude and duration. We anticipate reporting additional findings from the study in the second half of 2022.

Planned Phase 1b clinical trial in patients with ER+/HER2- Breast Cancer

We plan to initiate a Phase 1b clinical trial in the first half of 2022 to evaluate ALRN-6924 to protect against chemotherapy-induced bone marrow and other toxicities in p53-mutated ER+/HER2- breast cancer patients treated with a doxorubicin + cyclophosphamide and docetaxel chemotherapy regimen, also known as ‘AC-D’. We plan to enroll up to 30 patients in a parallel group design trial with a dose expansion cohort. We plan to provide more details on the planned neoadjuvant breast cancer trial design at the time of trial initiation. We anticipate reporting interim data from the trial in the fourth quarter of 2022.

Past Clinical Trials of ALRN-6924 as an Anti-Cancer Agent

We have evaluated high dose therapy with ALRN-6924 (up to 5 mg/kg body weight) in more than 200 patients in earlier clinical trials evaluating ALRN-6924 as an anti-cancer agent including a single-agent Phase 1 trial in solid tumor and lymphoma patients; a Phase 2a trial for the treatment of peripheral T-cell lymphoma; a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS; a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS; and a Phase 2a combination trial of ALRN-6924 and palbociclib in patients with tumors harboring MDM2 amplifications or MDM2/CDK4 co-amplifications. In March 2020, we determined to cease further clinical development of ALRN-6924 as a direct anti-cancer agent in light of our resources, the data generated and our assessment of the commercial opportunities and competitive landscape in these indications.

Manufacturing

We contract with third parties for the GMP manufacture of ALRN-6924 for certain preclinical studies and clinical trial materials, including raw materials and consumables necessary for their manufacture. We intend to continue to contract for these materials in the future, including commercial manufacture if ALRN-6924 receives marketing approval. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for the production of ALRN-6924 for clinical or commercial use. Although we rely upon contract manufacturers for the manufacture of ALRN-6924 for clinical trials, we have personnel with extensive manufacturing experience who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of ALRN-6924 or any products for which we obtain marketing approval.

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

Companion Diagnostic

We expect to be required to have a companion in vitro diagnostic, to identify patients with p53-mutated cancer, approved for use with ALRN-6924, because our ongoing and planned clinical trials are designed to only include patients with p53-mutated cancers. We may also be required to obtain similar approvals from comparable foreign regulatory authorities. We are in the process of evaluating a third party for the development and supply of a commercially available diagnostic to identify patients with p53-mutant cancer. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify patients with p53-mutated cancer.

Competition

The biopharmaceutical industry generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. While we believe that ALRN-6924, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face significant potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. If we successfully develop and commercialize ALRN-6924, it will compete with existing chemoprotective agents and other supportive care products and new therapies that may become available in the future.

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

We designed ALRN-6924 to act as a reactivator of p53 and initially focused on development for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development as anti-cancer agents being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

In February 2021, the FDA approved trilaciclib (COSELA™), a short-acting intravenous CDK4/6 inhibitor developed by G1 Therapeutics, Inc., or GTHX, to decrease chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage SCLC. GTHX is conducting additional clinical trials of trilaciclib in other cancer indications, including a Phase 3 clinical trial in patients with colorectal cancer and a Phase 3 clinical trial in patients with triple-negative breast cancer and a Phase 2 clinical trial in patients with NSCLC. BeyondSpring Inc. is developing plinabulin in combination with G-CSF for the treatment of chemotherapy-induced neutropenia. In December 2021, BeyondSpring Inc. received a complete response letter from the FDA after submitting an NDA to the FDA for approval for this indication

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of ALRN-6924, its methods of use, related technology, and other inventions that are important to our business. In addition to patent protection, we rely on trade secrets and confidentiality agreements to protect our technology, know-how and other aspects our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

A third party may hold intellectual property, including patent rights, which are important or necessary to the development or commercialization of ALRN-6924. If it becomes necessary for us to use patented or proprietary technology of third parties to develop or commercialize ALRN-6924, we may need to seek a license from such third parties. Our business could be harmed, possibly materially, if we are unable to obtain such a license on terms that are commercially reasonable, or at all.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether ALRN-6924 will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

We generally file a provisional patent application with the USPTO first and then subsequently file a corresponding non-provisional patent application, which enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. In order to benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, the United Kingdom, China, Japan, Australia, Canada, Brazil, India, Indonesia, Israel, Mexico, New Zealand, South Korea, Singapore, South Africa or the Eurasian Patent Organization. No earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Patent Portfolio

We have rights in patents and patent applications directed to the composition of matter and/or use of our product candidate, ALRN-6924, in the United States and in other countries. We also have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924. The composition of matter patents that are directed towards the specific chemical structure of ALRN-6924 are wholly owned by us and are expected to expire in 2033, absent any potential patent term extension under the Hatch-Waxman Act, which is discussed in greater detail below. In addition, we have granted patents and pending patent applications directed towards the composition of matter for ALRN-6924 in foreign jurisdictions, including the United Kingdom, France, Germany, Australia, Canada, China, Japan, Singapore, Taiwan, India and Hong Kong, among others. Our patent portfolio also includes wholly-owned patents and patent applications that cover uses for ALRN-6924 in both the US and foreign jurisdictions.

As of March 1, 2022, we owned or had an exclusive license to 43 U.S. patents, 7 pending U.S. provisional or non-provisional patent applications, 116 foreign patents and 32 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of ALRN-6924. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2040, without taking into account any possible patent term adjustments or extensions. Within our patent portfolio, as of March 1, 2022, we owned or had an exclusive license to 30 U.S. patents, 6 pending U.S. provisional or non-provisional patent applications, 48 foreign patents and 25 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2040, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2040, in each case without taking into account any possible patent term adjustment or extensions. Without taking into account any possible patent term adjustments or extensions, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2024 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033. Lastly, within our patent portfolio, as of March 1, 2022, 8 U.S. patents, 27 foreign patents are licensed to us by the President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Umicore and other third parties pursuant to our license agreements with such parties.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the Hatch-Waxman Act permits a patent holder to apply for patent term extension of a patent that covers an FDA-approved drug, which, if granted, can extend the patent term of such patent to compensate for the patent term lost during the FDA regulatory review process. This extension can be for up to five years beyond the original expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when ALRN-6924 receives FDA approval, we expect to apply for patent term extensions on patents covering such product candidate. While we intend to seek patent term extensions to any of our patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

License Agreements

Harvard and Dana-Farber License Agreement

In August 2006, we entered into a license agreement with Harvard and Dana-Farber Cancer Institute, or DFCI. This agreement was amended and restated in February 2010. Pursuant to the amended and restated agreement, Harvard and DFCI granted us an exclusive worldwide license, with the right to sublicense, under certain patents and patent applications to develop, make, have made, market, use, sell, offer for sale, and import products covered by the patents and patent rights. Pursuant to this agreement, we have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924, which is in addition to the composition of matter patents directed towards the specific chemical structure of ALRN-6924 that are wholly-owned by us. We also generally have the first right to enforce the licensed patents against third-party infringers.

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

As of December 31, 2021, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $5.1 million. We are obligated to pay annual maintenance fees totaling $145,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

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

As of December 31, 2021, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, of $1.0 million. We are obligated to pay Umicore an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay to Umicore up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Umicore tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

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

Approval and Regulation of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Through companion guidance issued in April 2015, FDA considers any polymer composed of 40 or fewer amino acids to be a peptide and not a protein. Therefore, unless a peptide otherwise meets the statutory definition of a “biological product” (e.g., a peptide vaccine), it will be regulated as a drug product under the FDCA. Accordingly, based on this FDA guidance, we believe that our products will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for drug products, and for their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
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
•
payment of user fees and filing and approval by the FDA of the NDA; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include in vitro laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue or may be conducted after the IND is submitted.

The IND and IRB Processes

An IND is a request for an exemption from restrictions under the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial, and also a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 clinical trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 clinical trials, but they may be Phase 2 clinical trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Manufacturing and Other Regulatory Requirements

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans (if required under PREA), before the date on which the sponsor submits the required assessments or investigation and no later than either 60 calendar days after the date of the end-of-phase 2 meeting or such other time as agreed upon between FDA and the sponsor. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments.

FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission and Filing of an NDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218, unless a partial or full fee waiver is granted as may occur for the first NDA of a small business or an NDA for drug intended to treat a rare, or “orphan” disease. The sponsor of an approved NDA may also be subject to an annual program fee, which for federal fiscal year 2022 is $369,413 per product, per approved indication up to 5 indications.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by that time or before whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the filing date, and most applications for “priority review” products are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond PDUFA goal date.

In connection with its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data relied upon in the NDA. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

Finally, the FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs changes the standards for approval but each may help expedite the development or approval process governing product candidates

•
Fast Track designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
•
Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•
Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

•
Regenerative advanced therapy. With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

The FDA’s Decision on an NDA

The FDA reviews an NDA to determine, among other things, whether the candidate product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue either a complete response letter, or CRL, or an approval letter.

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs and 505(b)(2) applications seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act, or the Orange Book, in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing unexpired patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data about the active moiety in the product. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND clearing the clinical investigations and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products. In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND application alone, or both an IND- and IDE-application.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review; for federal fiscal year 2022, the standard fee for review of a PMA is $374,858 and the small business fee is $93,714.

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

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the sponsor’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the sponsor. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

Regulation Outside the United States

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States and involves satisfactorily completing preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication, as well as the submission to the relevant competent authorities of a marketing authorization application, or MAA, and actual granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. In the case of pediatric patients, Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the EU

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

Periods of Authorization and Renewals

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

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Regulatory Requirements after a Marketing Authorization has been Obtained

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. These periods can be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union

Authorization to Market Companion Diagnostics in the European Union

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR.

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

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ALRN-6924 for which we may obtain regulatory approval or the frequency with which such product candidate is prescribed or used.

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

The Trump administration took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. There has also been litigation with respect to the ACA. For instance, in June 2021 the Supreme Court rejected a challenge to the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2021 we had nine full-time employees, including a total of four employees with M.D. or Ph.D. degrees. Of these full-time employees, four employees are engaged in research and development and five employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

We expect to continue to add employees in 2022 to support our clinical activities. The biotechnology industry is an extremely competitive labor market and we believe our company’s success depends on our ability to attract, develop and retain key personnel. We are dedicated to fostering a workplace environment that keeps our employees inspired, including providing a comprehensive benefits program that supports the health care, family, and financial needs of our employees. All of our full-time employees are eligible for cash bonuses and equity awards in addition to other benefits including comprehensive health insurance, life and disability insurance, and 401(k) matching.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. Our principal executive office is located at 285 Summer Street, Suite 101, Boston, MA 02210, and our telephone number is (617) 995-0900.

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
•
the costs, timing and outcome of regulatory review of ALRN-6924;
•
our ability to establish and maintain collaborations with third parties on favorable terms, if at all;
•
the success of any collaborations that we may enter into with third parties;
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for ARLN-6924 and other product candidates, although we currently have no commitments or agreements to complete any such transactions;
•
the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
•
the amount of revenue, if any, received from commercial sales of ALRN-6924, should such product candidate receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•
the costs of operating as a public company.

We believe that, based on our current operating plan, our cash, cash equivalents and investments as of December 31, 2021 will enable us to fund our operating expenses into the fourth quarter of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924.

Accordingly, we will need to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. In addition, while we may seek one or more collaborators for future development of our product candidate for one or more indications, we may not be able to enter into a collaboration for ALRN-6924 for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to ALRN-6924.

We expect our expenses to increase as we will incur significant research and development expenses as we continue our ongoing clinical trials of ALRN-6924, continue our non-clinical research with ALRN-6924, initiate additional clinical trials of ALRN-6924 and pursue later stages of clinical development of ALRN-6924. Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing may also require a substantial amount of time and attention from our management team and could divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of ALRN-6924.

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

We are an early-stage company, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing ALRN-6924, identifying potential product candidates, conducting preclinical studies of ALRN-6924 and conducting clinical trials of ALRN-6924. Other than ALRN-6924, we have not advanced other product candidates beyond the preclinical research stage. In March 2020, we determined to focus our efforts on the development of ALRN-6924 as a chemoprotective agent, and do not plan to advance any development of ALRN-6924 for any other purpose at this time. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is first evaluated in Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. We commenced clinical development of ALRN-6924 as an anti-cancer agent in late 2014 and as a chemoprotective agent in July 2020. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

As a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. In the future, we may need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition. ALRN-6924, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to obtain product approvals or generate significant commercial revenues, our business will be materially harmed.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $26.2 million and $21.2 million for the years ended December 31, 2021 and 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. Our product candidate, ALRN-6924, is in clinical development and we expect that it will be several years, if ever, before it is ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we

•
conduct our ongoing, planned and future clinical trials of ALRN-6924;
•
initiate and resume research and preclinical development of any other product candidates that we may develop;
•
seek to identify additional product candidates;
•
seek marketing approvals for any product candidate that successfully completes clinical trials, if any;
•
require the manufacture of larger quantities of ALRN-6924 for clinical development and potentially commercialization;
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

To become and remain profitable, we must develop, obtain approval for and eventually commercialize a product or products with significant market potential, either on our own or with a collaborator. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of ALRN-6924, obtaining marketing approval for ALRN-6924, manufacturing, marketing and selling ALRN-6924 following any marketing approval we may obtain and establishing and managing any collaborations for the development, marketing and/or commercialization of ALRN-6924. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow and healthy normal cells outside of the bone marrow is a novel approach and we believe that we are the only company currently developing in clinical trials a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is limited. Even though ALRN-6924 has demonstrated positive results in preclinical and clinical studies, we may not succeed in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in additional or later-stage clinical trials.

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

The COVID-19 pandemic has affected and may continue to affect our ability to conduct our ongoing clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business and operations.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. That outbreak has led to numerous confirmed cases worldwide, including in the United States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global pandemic on March 11, 2020. Recently, new variants of the virus that causes COVID-19, such as the delta and omicron variants, have been identified and are spreading in the United States and around the world, which may worsen or prolong the outbreak. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, including supply chains. The future progression of the pandemic and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites have experienced and may to continue to experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic and resulting disruptions to global supply chains. While we believe that we currently have sufficient supply of ALRN-6924 to continue our ongoing and planned clinical trials, ALRN-6924 and materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the ongoing COVID-19 pandemic, or any potential future outbreak, will not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located in areas being impacted the COVID-19 pandemic. In the event that clinical trial sites close to enrollment in our trials or shift resources to address COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the COVID-19 pandemic. For instance, the initiation of, and expected timing of reporting data from, our ongoing healthy volunteer study has been delayed due to the impact of the COVID-19 pandemic and we experienced a higher than anticipated screen failure rate during our recently completed Phase 1b SCLC trial due to COVID-19 related complications in the patient population that was targeted for enrollment. Additionally, the COVID-19 pandemic has impacted our ability to activate clinical trial sites and accordingly resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC undergoing chemotherapy.

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

We are pursuing the development of ALRN-6924 in combination with other approved chemotherapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with ALRN-6924 in the future, we may be unable to further develop and/or market ALRN-6924, or we may experience significant regulatory delays, and our business could be materially harmed.

We are pursuing the development of ALRN-6924 in combination with other approved chemotherapeutics. In the future, we may commence additional clinical trials of ALRN-6924 in combination with other approved chemotherapeutics, including, if our ongoing trials are successful, later stage clinical trials of ALRN-6924 in combination with approved chemotherapeutics.

We did not develop or obtain regulatory approval for, and we do not manufacture or sell, any of these approved chemotherapeutics. In addition, these combinations have not been tested before and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with ALRN-6924 when used as a single agent, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

If the FDA revokes its approval of any of these therapeutics, we will not be able to continue clinical development of or market ALRN-6924 or any other product candidate in combination with such revoked therapeutic. If safety or efficacy issues arise with these or any other therapeutics that we seek to combine with ALRN-6924 in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if these therapeutics were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating ALRN-6924, or any other product candidate, in combination with such therapeutic. If manufacturing, cost or other issues result in a supply shortage of these therapeutics or any other combination therapeutics, we may not be able to complete clinical development of ALRN-6924 on our current timeline or at all, or any other product candidate we may develop in the future.

In addition, we may need, for supply, data referencing or other purposes, to collaborate or otherwise engage with the companies who market these approved chemotherapeutics. If we are unable to do so on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.

Even if ALRN-6924 or any other product candidate were to receive regulatory approval and be commercialized for use in combination with an approved chemotherapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in ALRN-6924 or any such other product candidate, if approved, being removed from the market or being less successful commercially.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. For instance, our first clinical trial of one of our earlier cell-permeating peptide product candidates did not generate the desired results, and we suspended the development program. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that ALRN-6924 is safe and effective for use in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials, such as the results of our Phase 1b trial of ALRN-6924 in patients with small cell lung cancer, may not be predictive of the success of later-stage clinical trials in the same or different indications, including in patients with non-small cell lung cancer and breast cancer.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a drug and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and conduct a clinical trial to support marketing approval. Further, if ALRN-6924 is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in preclinical studies and earlier clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market ALRN-6924. We may also determine to discontinue development of our product candidate for certain indications for a variety of other strategic reasons.

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

Further, ALRN-6924 or any other product candidate we may develop may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design, including the lack of a concurrent control arm or the use of historical controls, and our interpretation of data from preclinical studies and clinical trials.

In addition, any of these regulatory authorities may also approve ALRN-6924 for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of ALRN-6924.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of ALRN-6924 for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidate fails to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidate or be unable to obtain marketing approval.

Before obtaining marketing approval from regulatory authorities for the sale of ALRN-6924 or any other product candidate we may develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of ALRN-6924. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize ALRN-6924, including:

•
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
clinical trials of ALRN-6924 may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
•
the number of patients required for clinical trials of ALRN-6924 may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
we or our investigators might have to suspend or terminate clinical trials of ALRN-6924 for various reasons, including non-compliance with regulatory requirements, a finding that ALRN-6924 has undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of ALRN-6924 may be greater than we anticipate;
•
the supply or quality of ALRN-6924 or other materials necessary to conduct clinical trials of ALRN-6924 may be insufficient or inadequate;
•
regulators may revise the requirements for approving ALRN-6924, or such requirements may not be as we anticipate; and
•
any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of ALRN-6924 beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of ALRN-6924 or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
incur unplanned costs;
•
be delayed in obtaining marketing approval for ALRN-6924 or not obtain marketing approval at all;
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

Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Furthermore, we rely on third-party CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize ALRN-6924 or allow our competitors to bring drugs to market before we do and impair our ability to successfully commercialize ALRN-6924 and may harm our business and results of operations.

We are conducting clinical trials of ALRN-6924 and plan to conduct additional trials of ALRN-6924 at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting clinical trials of ALRN-6924 and plan to conduct additional trials of ALRN-6924 at one or more trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of ALRN-6924.

Other risks inherent in conducting international clinical trials or using international trial sites include:

•
foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
•
the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
•
the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
•
foreign exchange fluctuations;
•
diminished or loss of protection of intellectual property in the relevant jurisdiction; and
•
political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the current the COVID-19 pandemic.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for ALRN-6924 if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because our clinical trials are targeted at a subset of patients in indications with p53-mutated cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In addition, physicians may not be willing to advise patients to enroll in our clinical trials of ALRN-6924 in the absence of placebo-controlled data showing that treating patients with ALRN-6924 in combination with chemotherapy does not adversely affect the effectiveness of the chemotherapy. As a result of the unwillingness of physicians to enroll patients in our trials in these circumstances, we have opened fewer clinical trial sites in the United States than initially planned.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as ALRN-6924, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for ALRN-6924, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidate or we observe limited efficacy of our product candidate, we may need to abandon or limit the development of our product candidate.

Adverse events or undesirable side effects caused by, or other unexpected properties of, ALRN-6924 could cause us, any future collaborators, an institutional review board, or IRB, or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities or a more restrictive label, if approved.

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

If ALRN-6924 is associated with adverse events or undesirable side effects or has properties that are unexpected such as the aforementioned death we observed in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of ALRN-6924 for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any product candidate.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for ALRN-6924 or may conclude after review of our data that our application is insufficient to obtain marketing approval of ALRN-6924. If the FDA does not accept or approve our NDAs for ALRN-6924, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing ALRN-6924, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for ALRN-6924, which could significantly harm our business.

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

We expect that the FDA will, under certain circumstances, require us to have a companion in vitro diagnostic to identify cancer patients with mutated p53, approved for use with ALRN-6924. We expect that we will also be required to obtain similar approvals from comparable foreign regulatory authorities. We are in the process of evaluating a third party for the supply of a commercially available diagnostic to identify patients’ p53 status, or otherwise would develop such a diagnostic ourselves, in each case requiring approval of the diagnostic by regulatory authorities. We are currently evaluating the likelihood of such a requirement, given recent FDA actions, as well as the risks and benefits of each approach. We currently rely upon commercially available third-party assays and employ a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status. We do not have experience or capabilities in developing or commercializing companion diagnostics.

The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We may not be able to enter into arrangements with a provider to develop a companion diagnostic for use in connection with a registrational trial for our product candidates or for commercialization of our product candidates, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics by physicians.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

Accordingly, the process of complying with the requirements of the FDA and comparable foreign regulatory authorities to support marketing authorization of a companion diagnostic is costly, time-consuming and burdensome. Any delay or failure to develop or obtain marketing approval of the companion diagnostic could delay or prevent approval of ALRN-6924.

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

Clinical trials of ALRN-6924 must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If ALRN-6924 or one or more of our future product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

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

If ALRN-6924 or any of our future product candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may not be willing to utilize chemoprotective agents in combination with effective anti-cancer therapies. If ALRN-6924 does not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of ALRN-6924, if approved for commercial sale, will depend on a number of factors, including:

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

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidate, we may not be successful in commercializing our product candidate if and when it is approved.

We do not have a sales or marketing infrastructure and have no experience in the sale or marketing of pharmaceutical drugs. We are not currently a party to a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug for which sales and marketing is not the responsibility of any strategic collaborator that we may have in the future, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote ALRN-6924 if and when it is approved or enter into collaborations with respect to the sale and marketing of ALRN-6924.

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

If we enter into arrangements with third parties to perform sales and marketing services, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market ALRN-6924 or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing ALRN-6924.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of ALRN-6924, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

We are aware of another company that is actively developing agents to reduce chemotherapy-induced toxicities, G1 Therapeutics, Inc. In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is being developed by BeyondSpring Inc. for the treatment of chemotherapy-induced neutropenia.

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

The regulations that govern marketing approval, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if ALRN-6924 obtains marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of ALRN-6924 in clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that ALRN-6924 or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold clinical trial liability insurance coverage for up to $5.0 million, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of ALRN-6924, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of our products, if any.

In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of ALRN-6924 to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for ALRN-6924 and will not be able to, or may be delayed in our efforts to, successfully commercialize ALRN-6924.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of such third parties could delay clinical development or marketing approval of ALRN-6924 or commercialization of our drugs, producing additional losses and depriving us of potential revenue from sales of drugs.

We contract with third parties for the manufacture of ALRN-6924 for our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidate for commercial supply of ALRN-6924 or any of our future product candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible failure of the third party to manufacture our product candidate according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over ALRN-6924 or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•
the possible breach by the third-party contractors of our agreements with them;
•
the failure of third-party contractors to comply with applicable regulatory requirements;
•
the possible failure of the third party to manufacture ALRN-6924 according to our specifications;
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

The facilities used by our contract manufacturers to manufacture ALRN-6924 must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of ALRN-6924 or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market ALRN-6924, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

Any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of the API of ALRN-6924 and we only currently use a different single third-party manufacturer for fill-and-finish services for ALRN-6924. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture ALRN-6924, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of ALRN-6924 or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

We may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidate that are the subject of such collaborations would be harmed.

As we further develop ALRN-6924, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to ALRN-6924, we may enter into strategic collaborations for the development, marketing and commercialization of ALRN-6924 and any other product candidates that we may develop. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of ALRN-6924. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving ALRN-6924 would pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development, marketing and/or commercialization of ALRN-6924 or may elect not to continue or renew development, marketing or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all, if and when we seek to enter into collaborations. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop ALRN-6924 or bring it to market and generate revenue from sales of drugs.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, which include ALRN-6924 and other future product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are similar to the pharmaceutical compounds used in ALRN-6924 but that are not covered by the claims of our patents;
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
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover ALRN-6924;
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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Our current owned and in-licensed patents covering our proprietary technologies and our product candidates are expected to expire on various dates from 2024 through 2033, including a composition of matter patent that we own covering our product candidate, ALRN-6924, which expires in the United States in 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2024 through 2040, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.

We are a party to license agreements with Harvard, DFCI, Umicore Precious Metals Chemistry USA, LLC and others, pursuant to which we in-license key patent and patent applications for ALRN-6924. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell ALRN-6924 and use our proprietary technologies without infringing the proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to ALRN-6924. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert ALRN-6924 infringes the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidate, technologies or methods.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that ALRN-6924 and/or proprietary technologies infringe their intellectual property rights.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling ALRN-6924, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
•
redesigning ALRN-6924 or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by ALRN-6924 or proprietary technologies.

We may not be able to protect our intellectual property rights with patents throughout the world.

Filing, prosecuting and defending patents on ALRN-6924 throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with ALRN-6924 in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of ALRN-6924. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market ALRN-6924 in the United States or in other countries until we or they receive approval of an NDA from the FDA or marketing approval from comparable foreign regulatory authorities. ALRN-6924 is in early stages of development and is subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for ALRN-6924 or any of our future product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities have substantial discretion and may determine that ALRN-6924 is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

ALRN-6924 could fail to receive marketing approval for many reasons, including the following:

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
•
the data collected from clinical trials of ALRN-6924 may not be sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere;
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

Failure to obtain marketing approval in foreign jurisdictions would prevent ALRN-6924 from being marketed abroad. Any approval we are granted for ALRN-6924 in the United States would not assure approval of ALRN-6924 in foreign jurisdictions.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for ALRN-6924, the terms of approvals and ongoing regulation of our drugs could require substantial expenditure of resources and may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for ALRN-6924 for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended us of a drug product.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market ALRN-6924 for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to EU Member State laws. The failure to comply with these and other European Union requirements can also lead to significant penalties and sanctions.

Recently enacted and future legislation may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize ALRN-6924 and affect the prices we, or they, may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of ALRN-6924, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any product candidates for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 under the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ALRN-6924 for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U., the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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
•
HIPAA Privacy Provisions—as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information
•
Transparency Requirements—the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are reimbursed by non-governmental third-party payors, including private insurers.

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

Our internal information technology systems may fail or suffer security breaches, loss of data and other disruptions, which could result in a material disruption of our programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

We are dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we, our vendors, contractors and consultants, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

Despite the implementation of security measures, our internal information technology systems and those of any vendors, contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, wars or other armed conflict, telecommunication and electrical failures or other compromise. There could be an increase in cybersecurity attacks generally as a result of the ongoing conflict between Russia and Ukraine and the resulting sanctions imposed by the United States and European governments, together with any additional future sanctions or other actions by them.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

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

On December 6, 2021, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided an initial period of 180 calendar days, or until June 6, 2022, or the Compliance Date, to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we are in compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period, or the Second Compliance Period. To qualify, we would need to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Bid Price Rule, and provide written notice to the Staff of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

However, if we do not regain compliance with the Bid Price Rule by the Compliance Date and it appears to the Staff that the Company will not be able to regain compliance with the Bid Price Rule during the Second Compliance Period, or we are otherwise not eligible for the Second Compliance Period, then Nasdaq will provide notice to us that the our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. We expect that its common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

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

Our stock price is volatile. During the period from June 28, 2017 to March 25, 2022, the closing price of our common stock ranged from a high of $14.91 per share to a low of $0.29 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•
the timing and results of clinical trials of ALRN-6924 and any of our other product candidates that may develop;
•
regulatory actions with respect to ALRN-6924 or our competitors’ products and product candidates;
•
the effect of the COVID-19 pandemic on both the healthcare system and the patient population;
•
the success of existing or new competitive products or technologies;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•
establishment or termination of collaborations for ALRN-6924 or development programs;
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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

In addition to the Coronavirus, Aid, Relief, and Economic Security Act, or CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions.

Regulatory guidance under the TCJA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2021, we had federal net operating loss carryforwards of $228.2 million, of which $129.6 million will, if not utilized, begin to expire in 2029. As of December 31, 2021, we had state net operating carryforwards of $221.7 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.7 million and $1.8 million, respectively, will, if not utilized, begin to expire in 2025. We also have federal orphan drug tax credit carryforwards of $1.6 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses or research and development tax credit carryforwards.

In addition, as described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future.

Furthermore, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not conducted a study to assess whether we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred at any time since our inception and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 25, 2022, we had 90,573,597 shares of common stock outstanding.

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

On September 21, 2020, we entered into the Purchase Agreement with Lincoln Park Capital LLC, or LPC, pursuant to which LPC has committed to purchase up to $15.0 million of shares of our common stock. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020. We generally have the right to control the timing and amount of any future sales of shares of our common stock to LPC. Sales of shares of our common stock, if any, to LPC will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to LPC all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. Therefore, sales to LPC by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to LPC, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If and when we do sell shares of our common stock to LPC, after LPC has acquired the shares of common stock, LPC may resell all, some or none of those shares of common stock at any time or in its discretion.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 3,365 square feet of office space at our corporate headquarters in Boston, Massachusetts. The lease commenced April 2021, and has an initial term of two years. We believe that our facilities are adequate for our current needs.

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

Holders of Our Common Stock

As of March 25, 2022, there were approximately 33 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Item 6. [Reserved]

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

We are a clinical stage chemoprotection oncology company focused on developing medicines to make chemotherapy safer and thereby more effective to save more patients’ lives. ALRN-6924, Aileron’s first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, which exclusively focuses on treating patients with p53-mutated cancers. Aileron’s targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy. Aileron’s vision is to bring chemoprotection against multiple toxicities to all patients with p53-mutated cancer regardless of type of cancer or chemotherapy.

Our clinical development program for ALRN-6924 as a selective chemoprotective agent includes:

•
Our completed Phase 1b open-label clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
Our Phase 1 pharmacology study of ALRN-6924 in healthy volunteers, the aim of which is to develop universal dosing regimen for ALRN-6924 across a range of chemotherapies and p53-mutated cancers;
•
Our ongoing Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors;
•
A planned Phase 1b clinical trial to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated ER+/HER2- breast cancer with a doxorubicin + cyclophosphamide and docetaxel chemotherapy regimen.

Subject to obtaining additional funding, we plan to expand our clinical program to evaluate ALRN-6924 as a chemoprotective agent, across additional p53-mutated tumor types and chemotherapy regimens.

Since our inception, we have devoted a substantial portion of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock, $131.2 million from sales of preferred stock prior to our IPO, and $34.9 million from a collaboration agreement in 2010.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $26.2 million and $21.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $245.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

As a result, we will need additional financing to support our continuing operations beyond the fourth quarter of 2023. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. In addition, while we may seek one or more collaborators for future development of ALRN-6924 for one or more indications, we may not be able to enter into a collaboration for ALRN-6924 for such indications on suitable terms, on a timely basis or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. We may also be forced to take other actions that could adversely affect our business.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $45.9 million as of December 31, 2021, will enable us to fund our operating expenses into the fourth quarter of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

COVID-19

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the COVID-19 pandemic. Because millions of COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure. We have enrolled, and are seeking to enroll, cancer patients in our clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. As a result of the ongoing COVID-19 pandemic, site activation and patient enrollment have been disrupted, particularly in our trial sites located in Eastern Europe.

In particular, the COVID-19 pandemic has impacted our ability to activate clinical trial sites and resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC undergoing chemotherapy. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants of the virus that causes COVID-19 that have been identified and are spreading in the United States and around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the continued spread of COVID-19 will determine whether the pandemic will continue to have an impact on our business, including our clinical trials. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

We expect that our operating expenses will increase if and as we increase our level of clinical development of ALRN-6924 and hire additional personnel to carry out such clinical development.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of ALRN-6924, and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture ALRN-6924 for use in our preclinical and clinical trials;
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

Our employee and infrastructure resources are primarily devoted to the development of ALRN-6924. We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of ALRN-6924 or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

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

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $228.2 million and $221.7 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.8 million, respectively, which begin to expire in 2025. The Company also has federal orphan drug tax credit carryforwards of $1.6 million which begin to expire in 2039.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 in thousands:

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	17,008	11,166	5,842
General and administrative	9,597	9,330	267
Total operating expenses	26,605	20,496	6,109
Loss from operations	(26,605)	(20,496)	(6,109)
Other income (expense), net	441	(661)	1,102
Net loss	$(26,164)	$(21,157)	$(5,007)

Research and development expenses for the year ended December 31, 2021 were $17.0 million, compared to $11.2 million for the year ended December 31, 2020. The increase of $5.8 million was primarily due to increased costs associated with conducting our Phase 1b clinical trial in non-small cell lung cancer, partially offset by decreased facility related costs of $0.8 million.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the year ended December 31, 2021, compared to $9.3 million for the year ended December 31, 2020. The increase of $0.3 million in general and administrative expense was primarily a result of a $0.8 increase in employee expenses due to increased headcount, offset by decreased facilities cost resulting from the relocation of our corporate headquarters.

Other Income (Expense), net

Other income, net of $0.4 million for the year ended December 31, 2021 consisted of income from the forgiveness for the Payroll Protection Program loan of $0.3 million, and a gain on sale of fixed assets of $0.1 million.

Other expense, net of $0.7 for the year ended December 31, 2020 consisted of a gain on the sale of fixed assets of $0.1 million and is offset by a non-cash derecognition charge of our former corporate headquarters of $0.8 million. On November 11, 2020, we entered into a lease termination agreement with respect to our former corporate headquarters in Watertown, Massachusetts. In connection with the lease termination we derecognized our right of use assets and operating lease liabilities associated with the lease. The derecognition of these assets and liabilities resulted in a non-cash charge of $0.8 million. We anticipate that our interest income will fluctuate in the future in response to our level of cash, cash equivalents and investments, and then current interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of December 31, 2021, we had cash, cash equivalents and investments of $45.9 million.

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

At-the-Market Offering

In July 2019, we entered into a Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, under which we were able to issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million, or the Prior Sales Agreement. During the year ended December 31, 2020, we issued and sold an aggregate of 4,160,899 shares of common stock pursuant to the Prior Sales Agreement for gross proceeds of $4.0 million, before deducting commissions and fees. Between January 1, 2021 and January 28, 2021, we sold an additional 7,174,993 shares of common stock pursuant to the Prior Sales Agreement for gross proceeds of $9.7 million, before deducting commissions and fees. We terminated the Prior Sales Agreement in January 2021.

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. In the year ended December 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees.

Equity Line Financing

On September 21, 2020, we entered into the Purchase Agreement with LPC for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to LPC, and LPC is obligated to purchase up to $15.0 million of shares of common stock at our sole discretion, over a 36-month period that commenced in October 2020. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020.

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

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. In the year ended December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. In the year ended December 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(23,754)	$(20,476)
Cash (used in) provided by investing activities	(35,917)	6,411
Cash provided by financing activities	55,657	15,800
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,014)	$1,735

Operating Activities. During the year ended December 31, 2021, operating activities used $23.8 million of cash, primarily resulting from our net loss of $26.2 million and cash provided by the change in operating assets and liabilities of $0.2 million offset by non-cash charges of $2.2 million. Non-cash charges resulted primarily from stock-based compensation expense. Changes in our operating assets and liabilities during the year ended December 31, 2021 consisted primarily of an increase of $1.0 million in accrued expenses and other current liabilities and a decrease of $0.3 million in prepaid expense and other assets, and $0.4 million in accounts payable.

During the year ended December 31, 2020, operating activities used $20.5 million of cash, primarily resulting from our net loss of $21.2 million and cash provided by the change in operating assets of $1.3 million offset by non-cash charges of $2.0 million. Non-cash charges resulted primarily from stock-based compensation expense. The derecognition of our right-to-use lease assets and operating lease liabilities resulted in operating cash flow usage of $0.8 million. Changes in our operating assets and liabilities during the year ended December 31, 2020 consisted primarily of a decrease of $1.7 million in accrued expenses and other current liabilities and an increase of $0.7 million in prepaid expense and other assets.

Investing Activities. During the year ended December 31, 2021, investing activities used $35.9 million of cash. We received $37.8 million of proceeds from the sale of investments and $0.1 million from the sale of property and equipment offset by $73.6 million of purchases of investments.

During the year ended December 31, 2020, investing activities provided $6.4 million of cash. We received $16.2 million of proceeds from the sale of investments and $0.2 million from the sale of property and equipment offset by $10.0 million of purchases of investments.

Financing Activities. During the year ended December 31, 2021, net cash provided by financing activities was $55.7 million due to the proceeds received from the sale of common stock in the first quarter of 2021.

During the year ended December 31, 2020, net cash provided by financing activities was $15.8 million due to the proceeds received from the sale of common stock in our public offering in June 2020, sales under our Prior Sales Agreement with JonesTrading, funds received from sales of common stock to LPC during 2020 and proceeds from the Paycheck Protection Program Loan of $0.4 million.

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
•
require the manufacture of larger quantities of ALRN-6924 for clinical development and potentially commercialization;
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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $45.9 million as of December 31, 2021, will enable us to fund our operating expenses into the fourth quarter of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates that we may develop and programs we may pursue, and because the extent to which we may enter into collaborations with third parties for development of ALRN-6924 is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of ALRN-6924 or other product candidates that we may develop. Our future capital requirements will depend on many factors, including:

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
•
the costs, timing and outcome of regulatory review of ALRN-6924;
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
•
the amount of revenue, if any, received from commercial sales of ALRN-6924, should ALRN-6924 receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•
our headcount growth and associated costs, as we expand our business operations and our research and development activities; and
•
the costs of operating as a public company.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any products for which we may obtain marketing approval. In addition, ALRN-6924, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We lease 3,365 square feet of office space at our corporate headquarters in Boston, Massachusetts. Our remaining contractual rent commitment under this lease was $0.2 million as of December 31, 2021. For a description of our lease obligations, refer to Note 12 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a)
Financial Statements. The following documents are included on pages F2-F25 attached hereto and are filed as part of this Annual Report on Form 10-K:

Item 16. Form 10-K Summary.

None.

(b)
Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)
Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	3/30/2020	4.3

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	2021 Stock Incentive Plan	8-K	6/17/2021	99.1

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan				X

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan				X

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.15	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.16+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.17*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.18*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.19*	Offer Letter and Severance Agreement, dated as of November 1, 2018, between the Registrant and Vojislav Vukovic, M.D., Ph.D.	10-K	3/29/2019	10.20

10.20*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.21*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.22*	Offer Letter, dated as of June 7, 2018, between the Registrant and Richard Wanstall.	10-K	3/20/2020	10.26

10.23*	Severance Agreement, dated as of December 12, 2019, between the Registrant and Richard Wanstall.	10-K	3/20/2020	10.27

10.24	Securities Purchase Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.1

10.25	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4

10.26	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.27	Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.1

10.28	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.29	Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C.	8-K	1/29/2021	1.1

10.30	Sublease Agreement, dated March 26, 2021, by and among the Company, Vittoria Industries North America, Inc. and Waterfront Equity Partners, LLC	10-Q	5/11/2021	10.1

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aileron Therapeutics, Inc.

Date: March 28, 2022	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manuel C. Alves Aivado, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2022
Manuel C. Alves Aivado, M.D., Ph.D.

/s/ Richard J. Wanstall	Chief Financial Officer & Treasurer (principal financial officer)	March 28, 2022
Richard J. Wanstall

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	March 28, 2022
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	March 28, 2022
Reinhard J. Ambros, Ph.D.

/s/ William T. McKee	Director	March 28, 2022
William T. McKee

/s/ Jodie P. Morrison	Director	March 28, 2022
Jodie P. Morrison

/s/ Nolan Sigal, M.D., Ph.D.	Director	March 28, 2022
Nolan Sigal, M.D., Ph.D.

/s/ Joseph H. Von Rickenbach	Director	March 28, 2022
Joseph H. Von Rickenbach

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 28, 2022

We have served as the Company's auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,600	$7,046
Investments	42,333	6,759
Prepaid expenses and other current assets	2,219	1,928
Restricted cash	25	593
Total current assets	48,177	16,326
Operating lease, right-of-use asset	152	—
Other non-current assets	24	—
Property and equipment, net	128	15
Total assets	$48,481	$16,341
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,210	$1,596
Accrued expenses and other current liabilities	3,205	2,196
Paycheck Protection Program loan, current portion	—	168
Operating lease liabilities, current portion	93	—
Total current liabilities	4,508	3,960
Paycheck Protection Program loan, net of current portion	—	219
Operating lease liabilities, net of current portion	69	—
Total liabilities	4,577	4,179
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; respectively; 90,573,597 and 43,804,175 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	91	44
Additional paid-in capital	289,282	231,412
Accumulated other comprehensive income/(loss)	(13)	(2)
Accumulated deficit	(245,456)	(219,292)
Total stockholders’ equity	43,904	12,162
Total liabilities and stockholders’ equity	$48,481	$16,341

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	17,008	11,166
General and administrative	9,597	9,330
Total operating expenses	26,605	20,496
Loss from operations	(26,605)	(20,496)
Other income (expense), net	441	(661)
Net loss	$(26,164)	$(21,157)
Net loss per share—basic and diluted	$(0.29)	$(0.61)
Weighted average common shares outstanding—basic and diluted	88,806,763	34,866,690
Comprehensive loss:
Net loss	$(26,164)	$(21,157)
Other comprehensive gain (loss):
Unrealized (loss) on investments, net of tax of $0	(11)	(9)
Total other comprehensive (loss)	(11)	(9)
Total comprehensive loss	$(26,175)	$(21,166)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2019	27,810,358	$28	$214,148	$7	$(198,135)	$16,048
Issuance of common stock	15,961,193	16	16,881	—	—	16,897
Issuance costs	—	—	(1,494)	—	—	(1,494)
RSUs vested, net of shares repurchased for tax	32,624	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	1,893	—	—	1,893
Unrealized loss on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(21,157)	(21,157)
Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,506)	—	—	(3,506)
RSUs vested, net of shares repurchased for tax	250,000	—	—	—	—	—
Exercise of stock options	113,040	1	74	—	—	75
Stock-based compensation expense	—	—	2,260	—	—	2,260
Unrealized loss on investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(26,164)	(26,164)
Balances at December 31, 2021	90,573,597	$91	$289,282	$(13)	$(245,456)	$43,904

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,164)	$(21,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	121	163
Net amortization of premiums and discounts on investments	240	(9)
Stock-based compensation expense	2,260	1,893
Forgiveness of Paycheck Protection Program loan	(387)	0
(Gain)/loss on disposition of property and equipment	(66)	(86)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(291)	(682)
Other assets	(24)	6,060
Accounts payable	(386)	116
Operating lease liabilities	(66)	(5,033)
Accrued expenses and other current liabilities	1,009	(1,741)
Net cash used in operating activities	(23,754)	(20,476)
Cash flows from investing activities:
Purchases of investments	(73,577)	(10,034)
Proceeds from sales or maturities of investments	37,751	16,242
Purchases of property and equipment	(157)	(5)
Proceeds from sale of fixed asset	66	208
Net cash (used in) provided by investing activities	(35,917)	6,411
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	55,583	15,413
Proceeds from Paycheck Protection Program Loan	-	387
Proceeds from exercise of stock options	74	—
Net cash provided by financing activities	55,657	15,800
Net Increase (decrease) in cash, cash equivalents and restricted cash	(4,014)	1,735
Cash, cash equivalents and restricted cash at beginning of period	7,639	5,904
Cash, cash equivalents and restricted cash at end of period	$3,625	$7,639

Cash and cash equivalents, end of year	$3,600	$7,046
Restricted cash, end of year	25	593
Cash and cash equivalents and restricted cash, end of year	$3,625	$7,639

Supplemental disclosure of non-cash financing activities:
Common stock issuance costs included in accounts payable and accrued expenses	—	127

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company focused on fundamentally transforming the experience of chemotherapy for cancer patients. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. The Company’s targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells.

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2021, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of December 31, 2021, the Company had cash, cash equivalents and investments of $45,933. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $245,456 as of December 31, 2021. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $45,933 as of December 31, 2021 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

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

Restricted Cash

As of December 31, 2021, restricted cash of $25 consisted of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. As of December 31, 2020, restricted cash consisted of $568 of cash deposited in a separate restricted bank account as a security deposit for the lease of the Company’s facility and $25 of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

Leases

On January 1, 2019, the Company adopted a new U.S. GAAP accounting standard which requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements (ASC 842). The new standard was adopted using the modified retrospective transition method, which requires the Company to apply the standard as of the effective date and does not require restatement of prior periods. The Company elected to apply the package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

The Company has an operating lease of office space, which has a remaining lease term of less than 2 years and includes one or more options to renew or terminate early. The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments, initial direct costs paid or incentives received. The Company’s leases do not contain an implicit rate, and therefore the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Options to extend or terminate the lease are reflected in the calculation when it is reasonably certain that the option will be exercised. The Company has elected to account for lease and non-lease components as a single lease component, however non-lease components that are variable, such as common area maintenance and utilities, are generally paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and operating lease liability and are reflected as an expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Risks and Uncertainties

The ongoing COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the pandemic and its effects on our business and operations are uncertain.

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

Any negative impact that the COVID-19 pandemic has on the ability of the Company’s suppliers to provide materials necessary for the Company’s product candidate or on recruiting or retaining patients in the Company’s clinical trials could cause costly delays to clinical trial activities, which could adversely affect the Company’s ability to obtain regulatory approval for and to commercialize the Company’s product candidate, increase the Company’s operating expenses, affect the Company’s ability to raise additional capital, and impact the Company’s operating and financial results. The capital markets have also experienced significant volatility as a result of the pandemic. Future disruptions in the capital markets could negatively impact the Company’s ability to raise capital in the future.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The ASU was effective for the Company in the first quarter of fiscal 2021. Adoption of ASU2019-12 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The ASU will be effective for the Company's fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 and does not expect adoption to have a material effect on the Company’s consolidated financial statements or disclosures.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,438	$—	$—	$2,438
Investments:
Commercial paper	—	33,969	—	33,969
Corporate notes	—	6,366	—	6,366
Treasury bills	—	1,998	—	1,998
	$2,438	$42,333	$—	$44,771

	Fair Value Measurements as of December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$1,001	$—	$1,001
Money market funds	4,190	—	—	4,190
Investments:
Agency bonds	—	3,511	—	3,511
Commercial paper	—	1,999	—	1,999
Treasury bills	—	1,249	—	1,249
	$4,190	$7,760	$—	$11,950

As of December 31, 2021 and 2020, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 3.

4. Investments

As of December 31, 2021 and 2020, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$33,976	$—	$(7)	$33,969
Corporate notes	6,368	—	(2)	6,366
Treasury bills	2,002	—	(4)	1,998
	$42,346	$—	$(13)	$42,333

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Agency Bonds	$3,511	$—	$—	$3,511
Commercial paper	1,999	—	—	1,999
Treasury bills	1,249	—	—	1,249
	$6,759	$—	$—	$6,759

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Computer equipment and software	$340	$181
	340	181
Less: Accumulated depreciation and amortization	(212)	(166)
	$128	$15

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $121 and $163, respectively. During the year ended December 31, 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66. During the year ended December 31, 2020, assets with a cost of $640 were disposed of for $208 in proceeds, resulting in a gain on sale of $86.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
External research and development services	$1,575	$896
Payroll and payroll-related costs	1,182	922
Professional fees	388	135
Other	60	243
	$3,205	$2,196

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

The Company determined to account for the PPP loan as debt under Accounting Standards Update (“ASC 470”), “Debt”, and allocated and recorded the loan proceeds between current and non-current liabilities.

On May 20, 2021 the Small Business Administration notified the Company that the PPP loan had been forgiven in full. During the year ended December 31, 2021 the Company recognized income for debt extinguishment pursuant to ASC 470-50-15-4 as other income.

8. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2021 and 2020, the Company had no shares of preferred stock issued or outstanding.

9. Common Stock

On June 16, 2021, the Company filed a certificate of amendment to its restated certificate of incorporation which increased the authorized number of shares of common stock from 150,000,000 shares of $0.001 par value common stock to 300,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2021 and 2020, no dividends had been declared.

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), an aggregate of 32,630,983 shares of common stock, $0.001 par value per share, at a purchase price per share of $1.10 (the “Shares”). The aggregate gross proceeds of the Offering were $35,894, before deducting $2,887 of fees payable to the placement agent and other offering expenses payable by the Company. The Offering closed on January 8, 2021.

Between January 1, 2021 and January 28, 2021, the Company issued and sold an aggregate 7,174,993 shares of its common stock pursuant to its sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”), resulting in gross proceeds of $9,658, before deducting expenses of $290. The Company terminated its sales agreement with Jones Trading in January 2021.

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. During the year ended December 31, 2020, the Company issued and sold 588,235 shares to LPC under the purchase agreement for proceeds of $500.

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

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock. At December 31, 2021 there were 12,935,323 common warrants outstanding with an exercise price of $2.00 per share.

The Company has assessed the warrants for appropriate equity or liability classification and determined the warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance.

As of December 31, 2021, the Company had reserved 11,029,308 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 10).

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

The total number of shares of common stock that may be issued under the 2021 Plan was 12,784,186 as of December 31, 2021, of which 7,934,686 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The compensation committee of the board of directors determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2020 or January 1, 2021. The Company has not issued any shares under the 2017 ESPP.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2021 and 2020 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.96%	1.17%
Expected term (in years)	6.2	6.2
Expected volatility	91.0%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2020	4,665,586	$2.39	8.1	$622
Granted	5,371,900	1.30
Exercised	(113,040)	0.62
Canceled	—	0.00
Forfeited	(358,557)	1.23
Expired	(190,392)	4.36
Outstanding at December 31, 2021	9,375,497	$1.79	8.5	$4

Options exercisable at December 31, 2021	2,944,622	$2.89	6.9	$4
Options vested and expected to vest at December 31, 2021	9,164,726	$1.80	8.4	$4
Options exercisable at December 31, 2020	2,377,533	$3.28	7.6	$197
Options vested and expected to vest at December 31, 2020	4,592,729	$2.41	8.1	$606

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2021 and 2020 was $0.97 and $0.51, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2021 and 2020 was $1,106 and $2,099, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $68 and $0, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2020:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2020	—	$—
Issued	250,000	1.23
Vested	(250,000)	—
Canceled/forfeited	—	—
Outstanding, non-vested at December 31, 2021	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020
Research and development expenses	$531	$572
General and administrative expenses	1,729	1,321
	$2,260	$1,893

The Company used an estimated forfeiture rate of 2.43% to calculate its stock compensation expense for each of the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had an aggregate of $5,120 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.94 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(26,164)	$(21,157)

Denominator:
Weighted average common shares outstanding—basic and diluted	88,806,763	34,866,690

Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.61)

The Company’s potential dilutive securities, which include stock options as of December 31, 2021 and 2020, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	9,375,497	4,665,586
Total	22,310,820	17,600,909

12. Commitments and Contingencies

Operating Leases

285 Summer Street

On March 26, 2021, the Company entered into a lease agreement for office space located at 285 Summer Street, Boston, Massachusetts (the “285 Summer Street Lease”). Under the terms of the 285 Summer Street Lease, starting on April 1, 2021, the Company leases approximately 3,365 square feet of office space at $42.00 per square foot per year, or $141 per year in base rent, which is subject to scheduled annual rent increases plus certain operating expenses and taxes.

The Company accounted for this lease under ASC 842 using its initial two-year term through March 31, 2023. The Company classified this lease as an operating lease and recorded a right-of-use asset of $228 and lease liability of $228 on the effective date. The Company recognizes rent expense on a straight-line basis throughout the remaining term of the lease.

490 Arsenal Way

On April 4, 2018, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 490 Arsenal Way, Watertown, Massachusetts (the “490 Arsenal Way Lease”). Under the terms of the 490 Arsenal Way Lease, starting on August 21, 2018, the Company leased approximately 18,768 square feet of office and laboratory space at $52.55 per square foot per year, or $986 per year in base rent, which is subject to scheduled annual rent increases plus certain operating expenses and taxes. The Company maintained $568 security deposit related to the 490 Arsenal Way Lease. Pursuant to the 490 Arsenal Way Lease, the landlord contributed an aggregate of $2,419 toward the cost of construction and tenant improvements for the Building.

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

On November 11, 2020, the Company entered into a lease termination agreement with respect to its former corporate headquarters at 490 Arsenal Way, Watertown, Massachusetts. In connection with the lease termination the right of use assets and operating lease liabilities associated with the lease were derecognized. The derecognition of these assets and liabilities resulted in a charge of $823 in other income.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2021 and 2020:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Lease cost (1)
Operating lease cost	$93	$1,095
Total lease cost	$93	$1,095

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$82	$884
Weighted average remaining lease term (in years)	1.3	—
Weighted average discount rate	12%	—

(1)
Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2021 and 2020 were not material.

As of December 31, 2021, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

As of December 31, 2021
2022	141
2023 and thereafter	35
Total lease payments	176
Less: imputed interest	(14)
Total operating lease liabilities	$162

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

The Company incurred license fees of $145 during each of the years ended December 31, 2021 and 2020. In addition, the Company did not make any milestone payments during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through December 31, 2021 and December 31, 2020, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $5,008 and $4,863, respectively.

As of December 31, 2021, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2021 and 2020. The Company did not make any milestone payments during the years ended December 31, 2021 and 2020. During the year ended December 31, 2021, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2021 or December 31, 2020.

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.4)	(5.9)
Research and development tax credits	(2.7)	(2.6)
Other permanent items	0.5	0.6
Change in deferred tax asset valuation allowance	29.6	28.9
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$61,934	$55,229
Research and development tax credit carryforwards	5,725	4,979
Capitalized research and development expenses	52	57
Accrued expenses and reserves	290	265
Depreciation and amortization	445	462
Lease Liability	44	—
Stock compensation	1,231	940
Total deferred tax assets	69,721	61,932
Valuation allowance	(69,680)	(61,932)
Net deferred tax assets	$41	$—
Deferred Tax Liabilities:
Right of Use Asset	$(41)	—
Total Deferred Tax Liabilities	$(41)	$—
Net Deferred Tax Asset (Liability)	$—	$—

Since inception in 2001, the Company has not recorded any U.S. federal or state income tax benefits for the net losses the Company has incurred in any year or for its earned research and development tax credits, due to its uncertainty of realizing a benefit from those items. As of December 31, 2021, the Company had net operating loss carryforwards for federal and state purposes of $228,215 and $221,656, respectively. $129,596 of the U.S. federal tax operating loss carryforwards will begin to expire in 2029. Approximately $98,619 of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2030. As of December 31, 2021, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,655 and $1,823, respectively, which begin to expire in 2025. As of December 31, 2021, the Company also had available orphan drug credit carryforwards of $1,631 for federal income tax purposes, which begin to expire in 2039.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2021	2020
Valuation allowance at beginning of year	$(61,932)	$(55,825)
Increases recorded to income tax provision	(7,748)	(6,107)
Valuation allowance at end of year	$(69,680)	$(61,932)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 or 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2017 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

14. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. The Company provides a safe harbor match with a maximum amount of 4.0% of the participant’s compensation, and vests 100% at time of match. The Company accrued approximately $94.3 for the estimated safe harbor matching contribution for the year ended December 31, 2021.