Form 10-Q
period 2022-03-31
AILERON THERAPEUTICS INC
filed 2022-05-05
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 90,823,597 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,449	$3,600
Investments	30,626	42,333
Prepaid expenses and other current assets	1,893	2,219
Restricted cash	25	25
Total current assets	39,993	48,177
Operating lease, right-of-use asset	125	152
Other non-current assets	24	24
Property and equipment, net	113	128
Total assets	$40,255	$48,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,023	$1,210
Accrued expenses and other current liabilities	2,992	3,205
Operating lease liability, current portion	131	93
Total current liabilities	4,146	4,508
Operating lease liability, net of current portion	—	69
Total liabilities	4,146	4,577
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 90,823,597 and 90,573,597 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	91	91
Additional paid-in capital	289,971	289,282
Accumulated other comprehensive loss	(75)	(13)
Accumulated deficit	(253,878)	(245,456)
Total stockholders’ equity	36,109	43,904
Total liabilities and stockholders’ equity	$40,255	$48,481

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	5,893	4,316
General and administrative	2,528	2,673
Total operating expenses	8,421	6,989
Loss from operations	(8,421)	(6,989)
Interest income	21	14
Other income, net	(22)	—
Net loss	(8,422)	(6,975)
Net loss per share — basic and diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding—basic and diluted	90,673,597	83,384,371
Comprehensive loss:
Net loss	$(8,422)	$(6,975)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(62)	(5)
Total other comprehensive loss	(62)	(5)
Total comprehensive loss	$(8,484)	$(6,980)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2021	90,573,597	$91	$289,282	$(13)	$(245,456)	$43,904
RSUs vested, net of shares repurchased for tax	250,000	—	—	—	—	0
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(8,422)	(8,422)
Balances at March 31, 2022	90,823,597	$91	$289,971	$(75)	$(253,878)	$36,109

Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,482)	—	—	(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,422)	$(6,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41	2
Net amortization of premiums and discounts on investments	(3)	62
Stock-based compensation expense	689	631
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	326	981
Other assets	—	(22)
Accounts payable	(187)	(1,038)
Operating lease liabilities	(31)	(12)
Accrued expenses and other current liabilities	(213)	(105)
Net cash used in operating activities	(7,800)	(6,476)
Cash flows from investing activities:
Purchases of property and equipment	—	(85)
Purchases of investments	(4,712)	(41,124)
Proceeds from sales or maturities of investments	16,361	3,750
Net cash provided by (used in) investing activities	11,649	(37,459)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	55,604
Net cash provided by financing activities	—	55,604
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,849	11,669
Cash, cash equivalents and restricted cash at beginning of period	3,625	7,639
Cash, cash equivalents and restricted cash at end of period	$7,474	$19,308

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company focused on developing medicines to make chemotherapy safer and thereby more effective to save more patients’ lives. ALRN-6924, the Company’s first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focuses on treating patients with p53-mutated cancers. The Company’s targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2022, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of March 31, 2022, the Company had cash, cash equivalents and investments of $38,075. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $253,878 as of March 31, 2022. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $38,075 as of March 31, 2022 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 28, 2022.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2022.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate notes and commercial paper, are stated at fair value.

Restricted Cash

As of March 31, 2022 and December 31, 2021, restricted cash consisted of $25 deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,257	$—	$—	$5,257
Investments:
Commercial paper	—	24,638	—	24,638
Corporate notes	—	1,256	—	1,256
Treasury bills	—	4,732	—	4,732
	$5,257	$30,626	$—	$35,883

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,438	$—	$—	$2,438
Investments:
Commercial paper	—	33,969	—	33,969
Corporate notes	—	6,366	—	6,366
Treasury Bills	—	1,998	—	1,998
	$2,438	$42,333	$—	$44,771

As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers in or out of Level 3.

4. Investments

As of March 31, 2022 and December 31, 2021, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$24,689	$—	$(51)	$24,638
Corporate notes	1,261	—	(5)	1,256
Treasury Bills	4,751	—	(19)	4,732
	$30,701	$—	$(75)	$30,626

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$33,976	$—	$(7)	$33,969
Corporate notes	6,368	—	(2)	6,366
Treasury bills	2,002	—	(4)	1,998
	$42,346	$—	$(13)	$42,333

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment and software	$340	$340
Less: Accumulated depreciation and amortization	(227)	(212)
	$113	$128

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $15 and $2 respectively. During the year ended December 31, 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
External research and development services	$1,927	$1,575
Payroll and payroll-related costs	535	1,182
Professional fees	503	388
Other	27	60
	$2,992	$3,205

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of March 31, 2022 and December 31, 2021, no dividends had been declared.

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

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. There were no sales under the ATM Sales Agreement during the three months ended March 31, 2022. Pursuant to an amendment to the prospectus supplement relating to the ATM Sales Agreement filed by the Company with the SEC on April 15, 2022, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $16,929,022 under the ATM Sales Agreement.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. There were no sales under the purchase agreement during the three months ended March 31, 2022.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock. At March 31, 2022 there were 12,935,323 common warrants outstanding with an exercise price of $2.00 per share.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 12,784,186 as of March 31, 2022, of which 5,102,686 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the

“2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 150,000 shares of common stock were initially reserved for issuance under this plan. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 622,408 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The compensation committee of the board of directors has determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2021 or January 1, 2022. The Company has not issued any shares under the 2017 ESPP.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2022 and 2021 were as follows, presented on a weighted average basis:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Risk-free interest rate	2.33%	0.69%
Expected term (in years)	6.1	6.3
Expected volatility	94.4%	76.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	9,375,497	$1.79	8.5	$4
Granted	2,582,000	0.50
Exercised	—	0.00
Canceled, forfeited or expired	—	0.00
Outstanding at March 31, 2022	11,957,497	$1.51	8.6	$26
Options exercisable at March 31, 2022	3,122,341	$2.81	6.7	$1
Options vested and expected to vest at March 31, 2022	11,659,563	$1.53	8.6	$25
Options exercisable at December 31, 2021	2,944,622	$2.89	6.9	$4
Options vested and expected to vest at December 31, 2021	9,164,726	$1.80	8.4	$4

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $0.39 and $1.21, respectively.

The aggregate fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $186 and $376, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $0.

Restricted Stock Units

The following table summarizes the Company’s restricted stock activity since January 1, 2022:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2021	—	$—
Issued	250,000	0.39
Vested	(250,000)	0.39
Canceled/forfeited	—	—
Outstanding, non-vested at March 31, 2022	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$143	$99
General and administrative expenses	546	532
	$689	$631

As of March 31, 2022, the Company had an aggregate of $5,500 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.02 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(8,422)	$(6,975)

Denominator:
Weighted average common shares outstanding—basic and diluted	90,673,597	83,384,371

Net loss per share —basic and diluted	$(0.09)	$(0.08)

The Company’s potential dilutive securities as of March 31, 2022 and 2021, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	11,957,497	4,719,173
Restricted stock units to purchase common stock	—	250,000
Total	24,892,820	17,904,496

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

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license maintenance fees of $110 and $145 during each of the three months ended March 31, 2022 and 2021. The Company did not make any milestone payments during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of March 31, 2022, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the three months ended March 31, 2022 and 2021, respectively. The Company did not make any milestone payments during the three months ended March 31, 2022 and 2021. As of March 31, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2022 or December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission, or SEC, on March 28, 2022.

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

Overview

We are a clinical stage chemoprotection oncology company that aspires to make chemotherapy safer and thereby more effective to save more patients’ lives. ALRN-6924, our first-in-class MDM2/MDMX dual inhibitor, is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 is the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focus on treating patients with p53-mutated cancers. Our targeted strategy is designed to selectively protect multiple healthy cell types throughout the body from chemotherapy without protecting cancer cells. As a result, healthy cells are spared from chemotherapeutic destruction while chemotherapy continues to kill cancer cells. By reducing or eliminating multiple chemotherapy-induced side effects, ALRN-6924 may improve patients’ quality of life and help them better tolerate chemotherapy. Enhanced tolerability may result in fewer dose reductions or delays of chemotherapy and the potential for improved efficacy. Our vision is to bring chemoprotection to all patients with p53-mutated cancer regardless of type of cancer or chemotherapy.

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
•
Our ongoing Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors, for which we plan to announce interim data in June 2022; and
•
Our planned Phase 1b clinical trial to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated ER+/HER2- neoadjuvant breast cancer undergoing treatment with doxorubicin plus cyclophosphamide and docetaxel.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $8.4 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $253.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $38 million as of March 31, 2022, will enable us to fund our operating expenses into the fourth quarter of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

In particular, the COVID-19 pandemic has impacted our ability to activate clinical trial sites and resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC undergoing chemotherapy. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants and subvariants of the virus that causes COVID-19 that have been identified and are spreading in the United States and around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the continued spread of COVID-19 will determine whether the pandemic will continue to have an impact on our business, including our clinical trials. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development expenses in the foreseeable future as we continue our ongoing clinical trials of ALRN-6924, initiate additional clinical trials of ALRN-6924, and pursue later stages of clinical development of ALRN-6924.

We cannot determine with certainty the duration and costs of the current or future clinical trials of ALRN-6924 or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs, and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

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
•
the timing and receipt of any marketing approvals; and
•
the expense of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance and corporate and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax, and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will fluctuate in the future in response to our cash, cash equivalents and investments, and the interest rate environment.

Other Income, net

Other income, net consists of gains or losses recognized from non-routine items such as debt forgiveness under the Paycheck Protection Program, and gains or losses recognized from foreign currency transactions and the disposal of fixed assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,893	4,316	1,577
General and administrative	2,528	2,673	(145)
Total operating expenses	8,421	6,989	1,432
Loss from operations	(8,421)	(6,989)	(1,432)
Interest income	21	14	7
Other income, net	(22)	—	(22)
Net loss	$(8,422)	$(6,975)	$(1,447)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $5.9 million, compared to $4.3 million for the three months ended March 31, 2021. The $1.6 million increase in R&D spending primarily resulted from $0.4 million of increased spending for clinical development of ALRN-6924 related to our Phase 1b clinical trial in patients with advanced p-53 mutated NSCLC and startup activities related to our Phase 1b randomized trial of ALRN-6924 in patients with p53-mutated ER+/HER2- neoadjuvant breast cancer, partially offset by lower spending for our ongoing Phase 1 trial in healthy human volunteers and the completion of our Phase 1b trial in small cell lung cancer in 2021. R&D expenses also increased in the first quarter of 2022 compared to the first quarter of 2021 for ALRN-6924 manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021. The decrease in general and administrative expenses was the result of lower professional services fees during the first quarter of 2022 as compared to the first quarter of 2021.

Interest Income

Interest income for the three months ended March 31, 2022 and 2021 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income, net

Other income, net for the three months ended March 31, 2022 was less than $0.1 million, compared to $0 for the three months ended March 31, 2021. Other income, net, in 2022 is the result of fluctuations in foreign currency exchange rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of March 31, 2022, we had cash, cash equivalents and investments of $38.1 million.

Public Offerings

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. In the year ended December 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees. There were no sales under the ATM Sales Agreement during the three months ended March 31, 2022. We filed to amend and supplement the Prior Prospectus on April 15, 2022, and may offer and sell shares of our common stock having an aggregate offering price of up to $16,929,022 under the sales agreement.

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

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. In the year ended December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1,801 million. In the year ended December 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the Purchase Agreement during the three months ended March 31, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(7,800)	$(6,476)
Cash provided by/(used in) investing activities	11,649	(37,459)
Cash provided by financing activities	—	55,604
Net increase/(decrease) in cash, cash equivalents and restricted cash	$3,849	$11,669

Operating Activities. During the three months ended March 31, 2022, operating activities used $7.8 million of cash, resulting primarily from our net loss of $8.4 million, partially offset by $0.7 million in non-cash expenses. During the three months ended March 31, 2021 operating activities used $6.5 million of cash, resulting primarily from our net loss of $7.0 million, offset by $0.6 million in non-cash stock-based compensation expense.

Investing Activities. During the three months ended March 31, 2022, investing activities provided $11.6 million of cash primarily resulting from $16.4 million of proceeds from the sale of investments, partially offset by purchases of $4.7 million of investments. During the three months ended March 31, 2021, investing activities used $37.5 million of cash primarily resulting from the purchase of $41.1 million of investments and partially offset by $3.8 million of proceeds from the sale of investments

Financing Activities. During the three months ended March 31, 2022, net cash provided by financing activities was $0 million. During the three months ended March 31, 2021, net cash provided by financing activities was $55.6 million, due to the proceeds received from the sale of common stock during the first quarter of 2021.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to ALRN-6924, which is still in clinical development, and any other product candidates and programs that we may pursue in the future. We expect that our expenses will increase substantially if and as we:

•
conduct our current, planned, and future clinical trials of ALRN-6924;
•
initiate and resume research and preclinical and clinical development of any other product candidates that we may develop;
•
seek to identify additional product candidates;
•
seek marketing approvals for any product candidate that successfully completes clinical trials, if any;
•
require the manufacture of larger quantities of ALRN-6924 for clinical development and potential commercialization;
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other drugs and technologies;
•
hire and retain additional clinical, quality control, and scientific personnel;
•
build out new facilities or expand existing facilities to support our ongoing development activity; and
•
add operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization effort and our compliance with our obligations as a public company.

We believe, based on our current operating plan, that our cash, cash equivalents, and investments of $38.1 million as of March 31, 2022 will enable us to fund our operating expenses into the fourth quarter of 2023. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of, the development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates that we may develop and programs we may pursue, and because the extent to which we may enter into collaborations with third parties for the development of ALRN-6924 is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of ALRN-6924 or other product candidates that we may develop. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of our ongoing, planned and future clinical trials of ALRN-6924;
•
the impact of the COVID-19 pandemic on our business and operations;
•
the scope, progress, results, and costs of drug discovery, preclinical research and clinical trials for any other product candidates that we may develop;
•
the number of future product candidates that we pursue and their development requirements;
•
the costs, timing, and outcome of regulatory review of ALRN-6924;

•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the success of any collaborations that we may enter into with third parties;
•
the extent to which we acquire or invest in businesses, products, and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Other than the Purchase Agreement with LPC, which is subject to certain limitations and conditions, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business.

On December 6, 2021, we received a deficiency letter from the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. There can be no assurance that we regain compliance with the Bid Price Rule. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report.

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

Aileron Therapeutics, Inc.

Date: May 5, 2022	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 5, 2022	By:	/s/ Richard J. Wanstall
Richard J. Wanstall
Chief Financial Officer & Treasurer (principal financial officer)