Form 10-Q
period 2022-06-30
AILERON THERAPEUTICS INC
filed 2022-08-15
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 90,823,597 shares of common stock, $0.001 par value per share, outstanding.

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
•
our clinical trials for ALRN-6924, whether conducted by us or by any future collaborators, including with respect to the design of the trials or the timing of initiation of these trials and of the anticipated results;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,628	$3,600
Investments	24,754	42,333
Prepaid expenses and other current assets	1,143	2,219
Restricted cash	25	25
Total current assets	33,550	48,177
Operating lease, right-of-use asset	98	152
Other non-current assets	24	24
Property and equipment, net	98	128
Total assets	$33,770	$48,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,741	$1,210
Accrued expenses and other current liabilities	3,310	3,205
Operating lease liability, current portion	100	93
Total current liabilities	5,151	4,508
Operating lease liability, net of current portion	—	69
Total liabilities	5,151	4,577
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 90,823,597 and 90,573,597 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	91	91
Additional paid-in capital	290,499	289,282
Accumulated other comprehensive loss	(101)	(13)
Accumulated deficit	(261,870)	(245,456)
Total stockholders’ equity	28,619	43,904
Total liabilities and stockholders’ equity	$33,770	$48,481

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,433	3,853	11,326	8,169
General and administrative	2,608	2,156	5,136	4,829
Total operating expenses	8,041	6,009	16,462	12,998
Loss from operations	(8,041)	(6,009)	(16,462)	(12,998)
Interest income	49	19	70	33
Other income (expense), net	—	304	(22)	304
Net loss	(7,992)	(5,686)	(16,414)	(12,661)
Net loss per share — basic and diluted	$(0.09)	$(0.06)	$(0.18)	$(0.15)
Weighted average common shares outstanding—basic and diluted	90,823,597	90,458,550	90,749,011	86,941,002
Comprehensive loss:
Net loss	$(7,992)	$(5,686)	$(16,414)	$(12,661)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	(26)	13	(88)	8
Total other comprehensive income (loss)	(26)	13	(88)	8
Total comprehensive loss	$(8,018)	$(5,673)	$(16,502)	$(12,653)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2021	90,573,597	$91	$289,282	$(13)	$(245,456)	$43,904
RSUs vested, net of shares repurchased for tax	250,000	—	—	—	—	0
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(8,422)	(8,422)
Balances at March 31, 2022	90,823,597	$91	$289,971	$(75)	$(253,878)	$36,109
Stock-based compensation expense	—	—	528	—	—	528
Unrealized loss on investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(7,992)	(7,992)
Balances at June 30, 2022	90,823,597	$91	$290,499	$(101)	$(261,870)	$28,619

Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,482)	—	—	(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419
Exercise of stock options	67,357	—	47	—	—	47
Issuance costs	—	—	(24)	—	—	(24)
RSU's vested, net of shares withheld	250,000	—	—	—	—	0
Stock-based compensation expense	—	—	361	—	—	361
Unrealized gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,686)	(5,686)
Balances at June 30, 2021	90,527,914	$90	$287,987	$6	$(231,953)	$56,130

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,414)	$(12,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	83	42
Forgiveness of paycheck protection program loan	—	(387)
Net amortization of premiums and discounts on investments	(21)	140
Stock-based compensation expense	1,217	993
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,076	1,280
Other assets	—	(24)
Accounts payable	531	(583)
Operating lease liabilities	(62)	(7)
Accrued expenses and other current liabilities	105	968
Net cash used in operating activities	(13,485)	(10,239)
Cash flows from investing activities:
Purchases of property and equipment	—	(152)
Purchases of investments	(12,098)	(51,105)
Proceeds from sales or maturities of investments	29,611	9,000
Net cash provided by (used in) investing activities	17,513	(42,257)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	55,583
Proceeds from exercise of stock options	—	47
Net cash provided by financing activities	—	55,630
Net increase in cash, cash equivalents and restricted cash	4,028	3,134
Cash, cash equivalents and restricted cash at beginning of period	3,625	7,639
Cash, cash equivalents and restricted cash at end of period	$7,653	$10,773

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2022, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of June 30, 2022, the Company had cash, cash equivalents and investments of $32,382. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $261,870 as of June 30, 2022. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $32,382 as of June 30, 2022 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

To execute its business plans beyond the next twelve months, the Company will need substantial funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of common stock in public offering and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its clinical programs or future commercialization efforts, which could adversely affect its business prospects. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock based on stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company's estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 28, 2022.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2022.

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 28, 2022.

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

Potential impacts to the Company’s business include disruptions in supply of the Company’s product candidate and/or procurement of items that are essential for the Company’s research and development activities, including, for example, raw materials used in the manufacturing of ALRN-6924, medical and laboratory supplies used in the Company’s clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. While the Company believes that it currently has sufficient supply of its product candidate to conduct the Company’s Phase 1b clinical trial in breast cancer, its product candidate, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic.

Additionally, the Company has enrolled, and is seeking to enroll, cancer patients in the Company’s clinical trials at sites located both in the United States and Europe, which are areas that continue to be impacted by the COVID-19 pandemic. Enrollment at clinical trial sites has been and may continue to be disrupted as the effects of the COVID-19 pandemic persist. In the event that clinical trial sites close to enrollment in the Company’s trials or shift resources to address COVID-19, this could have a material adverse impact on the Company’s clinical trial plans and timelines. The Company may face difficulties recruiting or retaining patients in its clinical trials if patients are affected by the virus or are fearful of visiting or traveling to the Company’s clinical trial sites because of the COVID-19 pandemic.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,144	$—	$—	$4,144
Investments:
Commercial paper	—	16,805	—	16,805
Corporate notes	—	1,250	—	1,250
Treasury bills	—	6,699	—	6,699
Total Fair Value of Financial Instruments as of June 30, 2022	$4,144	$24,754	$—	$28,898

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,438	$—	$—	$2,438
Investments:
Commercial paper	—	33,969	—	33,969
Corporate notes	—	6,366	—	6,366
Treasury Bills	—	1,998	—	1,998
Total Fair Value of Financial Instruments as of December 31, 2021	$2,438	$42,333	$—	$44,771

As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers in or out of Level 3.

4. Investments

As of June 30, 2022 and December 31, 2021, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$16,852	$—	$(47)	$16,805
Corporate notes	1,258	—	(8)	1,250
Treasury Bills	6,745	—	(46)	6,699
Total Investments as of June 30, 2022	$24,855	$—	$(101)	$24,754

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$33,976	$—	$(7)	$33,969
Corporate notes	6,368	—	(2)	6,366
Treasury bills	2,002	—	(4)	1,998
Total Investments as of December 31, 2021	$42,346	$—	$(13)	$42,333

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment and software	$338	$340
Less: Accumulated depreciation and amortization	(240)	(212)
Total Property and Equipment, Net	$98	$128

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $29 and $15 respectively. During the third quarter of 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
External research and development services	$1,664	$1,575
Payroll and payroll-related costs	702	1,182
Professional fees	859	388
Other	85	60
Total Accrued Expenses and Other Liabilities	$3,310	$3,205

7. Paycheck Protection Loan

On April 30, 2020, the Company received loan proceeds in the amount of approximately $384 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

The Company determined to account for the PPP loan as debt under Accounting Standards Update (“ASC 470”), “Debt”, and allocated and recorded the loan proceeds between current and non-current liabilities.

On May 20, 2021, the Small Business Administration notified the Company that the PPP loan had been forgiven in full. During the year ended December 31, 2021, the Company recognized income for debt extinguishment pursuant to ASC 470-50-15-4 as other income.

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of June 30, 2022 and December 31, 2021, no dividends had been declared.

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

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. There were no sales under the ATM Sales Agreement during the six months ended June 30, 2022. Pursuant to a prospectus relating to the ATM Sales Agreement filed by the Company with the SEC on June 21, 2022, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $14,024,100 under the ATM Sales Agreement.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. There were no sales under the purchase agreement during the six months ended June 30, 2022.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock. At June 30, 2022 there were warrants outstanding to purchase 12,935,323 shares of common stock with an exercise price of $2.00 per share.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 14,185,751 as of June 30, 2022, of which 5,937,751 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to then outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”), and the Company’s 2006 Stock Incentive Plan, as amended (the

“2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2022 and 2021 were as follows, presented on a weighted average basis:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Risk-free interest rate	2.46%	0.96%
Expected term (in years)	5.9	6.2
Expected volatility	94.2%	91.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,375,497	$1.79	8.5	$4
Granted	3,148,500	0.46
Exercised	—	0.00
Canceled, forfeited or expired	(1,401,565)	1.02
Outstanding at June 30, 2022	11,122,432	$1.51	8.2	$—

Options exercisable at June 30, 2022	5,099,852	$2.21	7.0	$—
Options vested and expected to vest at June 30, 2022	10,902,956	$2.21	8.1	$—

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $0.35 and $0.97, respectively.

The aggregate fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $2,003 and $708, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.

Restricted Stock Units

The following table summarizes the Company’s restricted stock activity since January 1, 2022:

Weighted-Average
	Number of	Grant Date Fair Value
	Units	per Unit
Outstanding, non-vested at December 31, 2021	—	$—
Issued	250,000	0.39
Vested	(250,000)	0.39
Canceled/forfeited	—	—
Outstanding, non-vested at June 30, 2022	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$178	$103	$321	$202
General and administrative expenses	350	258	896	791
Total Stock Based Compensation	$528	$361	$1,217	$993

As of June 30, 2022, the Company had an aggregate of $4,050 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.86 years.

11. Net Loss per Share

The Company’s potential dilutive securities as of June 30, 2022 and 2021, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	11,122,432	9,618,672
Total	24,057,755	22,553,995

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

In February 2010, the agreement was amended and restated (the “Harvard/DFCI agreement”) under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. In addition, the agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the agreement, the Company’s sublicense payment obligations may be subject to specified reductions. The Company has not recorded a liability for the aforementioned payments given the achievement of specified clinical, regulatory and sales milestones is not probable as of June 30, 2022.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license maintenance fees of $110 and $145 during each of the six months ended June 30, 2022 and 2021. The Company did not make any milestone payments during the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s accompanying unaudited condensed financial statements.

As of June 30, 2022, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

Under the Umicore agreement, the Company is obligated to make aggregate milestone payments to Umicore of up to $6,400 upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to each licensed product. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. The Company has not recorded a liability for the aforementioned payments given the achievement of specified regulatory approval and commercial sales milestones is not probable as of June 30, 2022.

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the six months ended June 30, 2022 and 2021, respectively and did not make any milestone payments during the same period. As of June 30, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2022 or December 31, 2021.

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022, and elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in our Annual Report on Form 10-K, Part I-Item IA, “Risk Factors” and in this Quarterly Report on Form 10-Q, Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Our clinical development program for ALRN-6924 as a selective chemoprotective agent includes:

•
Our ongoing Phase 1b open-label clinical trial to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with docetaxel, doxorubicin and cyclophosphamide, a chemotherapy regimen also known as TAC;
•
Our completed Phase 1b open-label clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
Our completed Phase 1 pharmacology study of ALRN-6924 in healthy volunteers evaluating the safety and tolerability of ALRN-6924, in addition to its cell cycle arrest mechanism of action and pharmacodynamic effects, including time to onset, magnitude and duration of cell cycle arrest; and
•
Our Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors, for which we announced on June 29, 2022 that, based on interim data from the first 20 patients enrolled, we would stop further enrollment in the NSCLC trial and focus our clinical development strategy and resources on our Phase 1b breast cancer trial.

Our Phase 1b breast cancer trial is designed to evaluate the safety, tolerability and chemoprotective effect of ALRN-6924 in up to 24 patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with TAC. In August 2022, we announced modifications to the trial designed to improve the opportunity to demonstrate protection against chemotherapy-induced severe neutropenia, alopecia and potentially other toxicities in patients with p53-mutated breast cancer. Subject to the successful demonstration of chemoprotection in our Phase 1b breast cancer trial in a planned topline readout (n=20) in Q3 2023, we anticipate initiating preparation for a potential pivotal trial.

Additionally, upon successful completion of the Phase 1b breast cancer trial, and subject to obtaining additional funding, we may expand our clinical program to evaluate ALRN-6924 as a chemoprotective agent, across additional p53-mutated tumor types and chemotherapy regimens.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were ($16.4) million and ($12.7) million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $261.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

Following our decision to cease enrollment in our NSCLC trial in June 2022 and the cash preservation measures we have identified, we believe that, based on our current operating plan, our cash, cash equivalents and investments of $32.4 million as of June 30, 2022, will enable us to fund our operating expenses through the first quarter of 2024. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

In particular, the COVID-19 pandemic impacted our ability to activate clinical trial sites and resulted in slower-than-anticipated enrollment in our Phase 1b clinical trial of ALRN-6924 in patients with advanced p53-mutated NSCLC and could result in slower than anticipated enrollment in our Phase 1b clinical trial in patients with breast cancer. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments. Such future events are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, including the new variants and subvariants of the virus that causes COVID-19 that have been identified and are spreading in the United States and around the world, and any additional preventative and protective actions that governments or we may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the continued spread of COVID-19 will determine whether the pandemic will continue to have an impact on our business, including our clinical trials. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of ALRN-6924, and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical studies and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture ALRN-6924 for use in our preclinical studies and clinical trials;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development expenses in the foreseeable future as we continue clinical development of ALRN-6924, initiate additional clinical trials of ALRN-6924, and pursue later stages of clinical development of ALRN-6924.

We cannot determine with certainty the duration and costs of the current, planned, or future clinical trials of ALRN-6924 or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs, and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of our Phase 1b breast cancer trial , as well as of any future clinical trials of ALRN-6924 or other product candidates that we may develop and other research and development activities that we may conduct;
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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will fluctuate in the future in response to our amount of cash, cash equivalents and investments, and the interest rate environment.

Other Income, net

Other income, net consists of gains or losses recognized from non-routine items such as debt forgiveness under the Paycheck Protection Program, and gains or losses recognized from foreign currency transactions and the disposal of fixed assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,433	3,853	1,580
General and administrative	2,608	2,156	452
Total operating expenses	8,041	6,009	2,032
Loss from operations	(8,041)	(6,009)	(2,032)
Interest income	49	19	30
Other income, net	0	304	(304)
Net loss	$(7,992)	$(5,686)	$(2,306)

Research and Development Expenses

Research and development expenses increased by $1.6 million for the three months ended June 30, 2022, which was primarily due to $1.0 million of spending for our Phase 1b breast cancer trial, $0.2 million of increased spending for our Phase 1b NSCLC trial, and $0.3 million of increased manufacturing costs for ALRN-6924 to support our clinical trials and research studies.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million for the three months ended June 30, 2022, which was primarily due to an increase in professional services fees during the second quarter of 2022 as compared to the same period in 2021.

Interest Income

We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income, net

The decrease in other income, net, for the three months ended June 30, 2022, was due to the result of the Paycheck Protection Program loan forgiveness during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,326	8,169	3,157
General and administrative	5,136	4,829	307
Total operating expenses	16,462	12,998	3,464
Loss from operations	(16,462)	(12,998)	(3,464)
Interest income	70	33	37
Other income, net	(22)	304	(326)
Net loss	$(16,414)	$(12,661)	$(3,753)

Research and Development Expenses

Research and development expenses increased $3.2 million for the six months ended June 30, 2022, primarily due to $1.6 million of increased spending for our Phase 1b clinical trial in breast cancer and $1.3 million of increased manufacturing costs for ALRN-6924.

General and Administrative Expenses

General and administrative increased $0.3 million for the six months ended June 30, 2022, which was due to higher professional services fees.

Interest Income

We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income (Expense), net

The decrease in other income, net, for the six months ended June 30, 2022, was primarily due to the forgiveness of the Paycheck Protection Program loan during the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings under the Capital on Demand Sales Agreements, sales of common stock under our equity line with Lincoln Park Capital, LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of June 30, 2022, we had cash, cash equivalents and investments of $32.4 million.

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. During the year ended December 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees. There were no sales under the ATM Sales Agreement during the three months ended March 31, 2022. Pursuant to a prospectus relating to the ATM Sales Agreement we filed with the SEC on June 21, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $14,024,100 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the three and six months ended June 30, 2022.

Equity Line Financing

On September 21, 2020, we entered into a purchase agreement, or the Purchase Agreement, with LPC for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to sell to LPC, and LPC is obligated to purchase up to $15.0 million of shares of common stock at our sole discretion, over a 36-month period that commenced in October 2020. We filed a registration statement on Form S-1 covering the sale of shares of common stock that are issued to LPC under the Purchase Agreement, which was declared effective on October 15, 2020.

Upon entering into the Purchase Agreement, we issued and sold 367,647 shares of common stock, or the Initial Purchase Shares, to LPC at a price per share of $1.36, or $0.5 million, which is part of the $15.0 million of shares of common stock that we may sell to LPC under the Purchase Agreement. Additionally, we issued to LPC as a commitment fee of 220,588 shares of common stock as consideration for LPC entering into the Purchase Agreement.

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

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. In the year ended December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1.8 million. In the year ended December 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the Purchase Agreement during the three months ended June 30, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(13,485)	$(10,239)
Cash provided by/(used in) investing activities	17,513	(42,257)
Cash provided by financing activities	—	55,630
Net increase/(decrease) in cash, cash equivalents and restricted cash	$4,028	$3,134

Operating Activities.

During the six months ended June 30, 2022, operating activities used $13.5 million of cash, resulting primarily from our net loss of $16.4 million, partially offset by $1.7 million of decreased net operating assets and liabilities, and $1.3 million in non-cash expenses. During the six months ended June 30, 2021 operating activities used $10.2 million of cash, resulting primarily from our net loss of $12.7 million, partially offset by $1.6 million of decreased net operating assets and liabilities and $0.8 million in non-cash expenses.

Investing Activities.

During the six months ended June 30, 2022, investing activities provided $17.5 million of cash primarily resulting from $29.6 million of proceeds from the sale of investments, partially offset by purchases of $12.1 million of investments. During the six months ended June 30, 2021, investing activities used $42.3 million of cash primarily resulting from the purchase of $51.1 million of investments and partially offset by $9.0 million of proceeds from the sale of investments.

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

•
conduct our current, planned, and future preclinical studies and clinical trials of ALRN-6924;
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

We believe, based on our current operating plan, that our cash, cash equivalents, and investments of $32.4 million as of June 30, 2022 will enable us to fund our operating expenses through the first quarter of 2024. We expect that these cash resources will allow us to fund our operations beyond the planned topline readout from our Phase 1b breast cancer trial, and if warranted by the trial results, to initiate preparation for a potential pivotal trial. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of, the development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

Because of the numerous risks and uncertainties associated with the development of ALRN-6924 and other product candidates that we may develop and programs we may pursue, and because the extent to which we may enter into collaborations with third parties for the development of ALRN-6924 is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of ALRN-6924 or other product candidates that we may develop. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of our ongoing, planned and future preclinical studies and clinical trials of ALRN-6924;
•
the impact of the COVID-19 pandemic on our business and operations;
•
the scope, progress, results, and costs of drug discovery, preclinical studies and clinical trials for any other product candidates that we may develop;
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
•
the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval;
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

On December 6, 2021, we received a deficiency letter from the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. There can be no assurance that we regain compliance with the Bid Price Rule. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. On June 7, 2022, we received notification from the Nasdaq Stock Market notifying us that we were provided an additional 180 calendar day period or until December 5, 2022 to regain compliance with the Bid Price Rule.

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, including seeking to effect a reverse stock split. On June 15, 2022, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2022 without further approval or authorization of our stockholders, in its sole discretion.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, if, during the course of our breast cancer trial, we determine, based on interim data from that trial, that ALRN-6924 is not demonstrating sufficient chemoprotection to support continued clinical development, and have not obtained additional funding, our ability to pursue strategic alternatives may be limited and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

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

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Except as discussed below, there have been no material changes to the risks described in “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the following risks and the risks included in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We are dependent on the success of our clinical trial of our product candidate, ALRN-6924 as a chemoprotective agent in patients with p53-mutated ER+/HER2- neoadjuvant breast cancer undergoing treatment with doxorubicin plus cyclophosphamide and docetaxel.

On June 29, 2022, we announced that, based on interim data from the first 20 patients enrolled in our Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors, we planned to stop further enrollment in the NSCLC trial and to focus our resources on our Phase 1b clinical trial of ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with docetaxel, doxorubicin and cyclophosphamide. Our business depends entirely on the successful development and commercialization of ALRN-6924. If our Phase 1b breast cancer clinical trial does not demonstrate sufficient chemoprotection to support continued clinical development of ALRN-6924, we will likely determine to cease further development of ALRN-6924, and our business will be materially harmed.

We intend to apply key learnings from the interim analysis from the NSCLC trial to strengthen our Phase 1b breast cancer clinical trial, including revising the primary endpoint to duration of severe neutropenia in cycle 1 and changing the chemotherapy regimen to a simultaneous administration of doxorubicin plus cyclophosphamide and docetaxel. Additionally, we plan to modify the dosing strategy for the breast cancer trial and will not further enroll additional patients in the 0.3 mg/kg and 0.6 mg/kg dose cohorts. These changes have resulted in delays in the timing of the clinical trial, and we cannot provide assurances that these changes will not result in additional delays. In addition, we cannot be certain that the changes we are making to this clinical trial will increase the likelihood of success of the clinical trial. For instance, we have never evaluated ALRN-6924 with the chemotherapy regimen we are planning to use in the clinical trial.

We plan to enroll up to 24 patients in our Phase 1b breast cancer clinical trial. If we are unable to locate and enroll a sufficient number of eligible patients to participate in this trial, we may not be able to complete the trial on the planned timeline, or at all. In particular, patients may be less willing to enroll in the trial as a result of the interim analysis from our NSCLC clinical trial. In addition, because our breast cancer clinical trial is targeted at a subset of patients with breast cancer, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Further, the chemotherapy regimen that is being administered to patients in our breast cancer clinical trial is not the standard of care for breast cancer, is highly toxic and causes severe neutropenia in up to 75% of patients and alopecia in approximately 90% of patients. As a result, physicians may be unwilling to enroll patients, and patients may be unwilling to enroll, in the trial. If we are not able to enroll patients on the planned timeline, we may not generate trial data when anticipated and may not have sufficient cash resources to complete the trial.

We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs.

We believe that, based on our current operating plan, our cash, cash equivalents and investments as of June 30, 2022 will enable us to fund our operating expenses through the first quarter of 2024. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. While we have implemented certain cash preservation measures, we cannot be certain that such measures will result in the savings anticipated.

Accordingly, we will need to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all, particularly in light of the interim data from our NSCLC trial. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. In addition, if, during the course of our breast cancer clinical trial, we determine, based on interim data from that trial, that ALRN-6924 is not demonstrating sufficient chemoprotection to support continued clinical development, and have not obtained additional funding, our ability to pursue strategic alternatives may be limited and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

If we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On December 6, 2021, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were initially provided an initial period of 180 calendar days, or until June 7, 2022 to regain compliance with the Bid Price Rule and on June 7, 2022, we were provided an additional period of 180 calendar days, or until December 5, 2022, or the Compliance Date. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we are in compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule

If we do not comply with the Bid Price Rule by the Compliance Date, then Nasdaq will provide notice to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. We expect that its common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, including seeking to effect a reverse stock split. On June 15, 2022, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2022 without further approval or authorization of our stockholders, in its sole discretion. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Bid Price Rule in the long term. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Separation and Release of Claims Agreement, dated as of July 8, 2022, between the Registrant and Vojislav Vukovic, M.D., Ph.D.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: August 15, 2022	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 15, 2022	By:	/s/ Susan L. Drexler
Susan L. Drexler
Interim Chief Financial Officer (principal financial officer)