Form 10-Q
period 2022-09-30
AILERON THERAPEUTICS INC
filed 2022-11-01
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 90,823,597 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,839	$3,600
Investments	20,638	42,333
Prepaid expenses and other current assets	1,552	2,219
Restricted cash	25	25
Total current assets	27,054	48,177
Operating lease, right-of-use asset	70	152
Other non-current assets	24	24
Property and equipment, net	84	128
Total assets	$27,232	$48,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945	$1,210
Accrued expenses and other current liabilities	3,524	3,205
Operating lease liability, current portion	67	93
Total current liabilities	4,536	4,508
Operating lease liability, net of current portion	—	69
Total liabilities	4,536	4,577
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 90,823,597 and 90,573,597 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	91	91
Additional paid-in capital	290,941	289,282
Accumulated other comprehensive loss	(98)	(13)
Accumulated deficit	(268,238)	(245,456)
Total stockholders’ equity	22,696	43,904
Total liabilities and stockholders’ equity	$27,232	$48,481

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,239	4,278	15,565	12,447
General and administrative	2,243	2,513	7,379	7,342
Total operating expenses	6,482	6,791	22,944	19,789
Loss from operations	(6,482)	(6,791)	(22,944)	(19,789)
Interest income	110	21	180	54
Other income (expense), net	4	66	(18)	370
Net loss	(6,368)	(6,704)	(22,782)	(19,365)
Net loss per share — basic and diluted	$(0.07)	$(0.07)	$(0.25)	$(0.22)
Weighted average common shares outstanding—basic and diluted	90,823,597	90,548,972	90,774,146	88,211,362
Comprehensive loss:
Net loss	$(6,368)	$(6,704)	$(22,782)	$(19,365)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	3	(5)	(85)	3
Total other comprehensive income (loss)	3	(5)	(85)	3
Total comprehensive loss	$(6,365)	$(6,709)	$(22,867)	$(19,362)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2021	90,573,597	$91	$289,282	$(13)	$(245,456)	$43,904
RSUs vested, net of shares repurchased for tax	250,000	—	—	—	—	0
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(8,422)	(8,422)
Balances at March 31, 2022	90,823,597	$91	$289,971	$(75)	$(253,878)	$36,109
Stock-based compensation expense	—	—	528	—	—	528
Unrealized loss on investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(7,992)	(7,992)
Balances at June 30, 2022	90,823,597	$91	$290,499	$(101)	$(261,870)	$28,619
Stock-based compensation expense	—	—	442	—	—	442
Unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(6,368)	(6,368)
Balances at September 30, 2022	90,823,597	$91	$290,941	$(98)	$(268,238)	$22,696

Balances at December 31, 2020	43,804,175	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	46,406,382	46	59,042	—	—	59,088
Issuance costs	—	—	(3,482)	—	—	(3,482)
Stock-based compensation expense	—	—	631	—	—	631
Unrealized loss on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,975)	(6,975)
Balances at March 31, 2021	90,210,557	$90	$287,603	$(7)	$(226,267)	$61,419
Exercise of stock options	67,357	—	47	—	—	47
Issuance costs	—	—	(24)	—	—	(24)
RSU's vested, net of shares withheld	250,000	—	—	—	—	0
Stock-based compensation expense	—	—	361	—	—	361
Unrealized gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,686)	(5,686)
Balances at June 30, 2021	90,527,914	$90	$287,987	$6	$(231,953)	$56,130
Exercise of stock options	44,641	1	26	—	—	27
Stock-based compensation expense	—	—	661	—	—	661
Unrealized gain on investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,704)	(6,704)
Balances at September 30, 2021	90,572,555	$91	$288,674	$1	$(238,657)	$50,109

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,782)	$(19,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	126	81
Forgiveness of paycheck protection program loan	—	(387)
Net amortization of premiums and discounts on investments	(85)	212
Stock-based compensation expense	1,659	1,653
Gain on sale of property and equipment	—	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	667	(238)
Other assets	—	(24)
Accounts payable	(265)	(564)
Operating lease liabilities	(95)	(36)
Accrued expenses and other current liabilities	319	1,235
Net cash used in operating activities	(20,456)	(17,499)
Cash flows from investing activities:
Purchases of property and equipment	—	(157)
Proceeds from sale of property and equipment	—	66
Purchases of investments	(19,912)	(70,828)
Proceeds from sales or maturities of investments	41,607	32,751
Net cash provided by (used in) investing activities	21,695	(38,168)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	55,583
Proceeds from exercise of stock options	—	73
Net cash provided by financing activities	—	55,656
Net increase (decrease) in cash, cash equivalents and restricted cash	1,239	(11)
Cash, cash equivalents and restricted cash at beginning of period	3,625	7,639
Cash, cash equivalents and restricted cash at end of period	$4,864	$7,628

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

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, and uncertainties in the clinical development of product candidates and in the ability to obtain needed additional financing. ALRN-6924 will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2022, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of September 30, 2022, the Company had cash, cash equivalents and investments of $25,477. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $268,238 as of September 30, 2022. The Company expects to continue to generate losses for the foreseeable future.

The Company believes that, based on its current operating plan, its cash, cash equivalents and investments of $25,477 as of September 30, 2022 will enable the Company to fund its operating expenses for greater than twelve months from the date of issuance of these financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 28, 2022.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 28, 2022.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,366	$—	$—	$2,366
Investments:
Commercial paper	—	14,683	—	14,683
Corporate notes	—	1,248	—	1,248
Treasury bills	—	4,707	—	4,707
Total Fair Value of Financial Instruments as of September 30, 2022	$2,366	$20,638	$—	$23,004

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,438	$—	$—	$2,438
Investments:
Commercial paper	—	33,969	—	33,969
Corporate notes	—	6,366	—	6,366
Treasury Bills	—	1,998	—	1,998
Total Fair Value of Financial Instruments as of December 31, 2021	$2,438	$42,333	$—	$44,771

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents and investments were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes and commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers in or out of Level 3.

4. Investments

As of September 30, 2022 and December 31, 2021, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$14,738	$—	$(55)	$14,683
Corporate notes	1,252	—	(4)	1,248
Treasury Bills	4,746	—	(39)	4,707
Total Investments as of September 30, 2022	$20,736	$—	$(98)	$20,638

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$33,976	$—	$(7)	$33,969
Corporate notes	6,368	—	(2)	6,366
Treasury bills	2,002	—	(4)	1,998
Total Investments as of December 31, 2021	$42,346	$—	$(13)	$42,333

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment and software	$340	$340
Less: Accumulated depreciation and amortization	(256)	(212)
Total Property and Equipment, Net	$84	$128

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $44 and $15 respectively. During the third quarter of 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
External research and development services	$1,850	$1,575
Payroll and payroll-related costs	1,063	1,182
Professional fees	533	388
Other	78	60
Total Accrued Expenses and Other Liabilities	$3,524	$3,205

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of September 30, 2022 and December 31, 2021, no dividends had been declared.

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

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 5,225,406 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. Pursuant to a prospectus relating to the ATM Sales Agreement filed by the Company with the SEC on June 21, 2022, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $14,024 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the nine months ended September 30, 2022.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 1,375,000 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. There were no sales under the purchase agreement during the nine months ended September 30, 2022.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 11,838,582 units, consisting of 11,838,582 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 11,838,582 shares of common stock, for a combined price of $2.01 per unit and (ii) 1,096,741 units, consisting of (a) pre-funded warrants to purchase 1,096,741 shares of our common stock and (b) associated common warrants to purchase 1,096,741 shares of common stock, for a combined price of $2.01 per unit resulting in gross proceeds of $26,000. The pre-funded warrants had an exercise price of $0.01 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 1,096,741 shares of common stock. At September 30, 2022 there were warrants outstanding to purchase 12,935,323 shares of common stock with an exercise price of $2.00 per share. The warrants expire in April 2024.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 14,257,344 as of September 30, 2022, of which 6,009,334 shares remained available for grant. The Company initially reserved 12,500,000 shares of common stock, plus the number of shares of common stock subject to then outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017

Plan”), the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”), and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 6,280,135 shares.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2022 and 2021 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Risk-free interest rate	2.46%	0.96%
Expected term (in years)	5.9	6.2
Expected volatility	94.2%	91.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,375,497	$1.79	8.5	$4
Granted	3,148,500	0.46
Exercised	—	0.00
Canceled, forfeited or expired	(1,740,022)	1.19
Outstanding at September 30, 2022	10,783,975	$1.50	8.1	$—

Options exercisable at September 30, 2022	5,339,399	$2.11	7.2	$—
Options vested and expected to vest at September 30, 2022	10,601,564	$1.51	8.1	$—

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $0.35 and $0.97, respectively.

The aggregate fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $2,420 and $918, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $0 and $66, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock activity since January 1, 2022:

Weighted-Average
	Number of	Grant Date Fair Value
	Units	per Unit
Outstanding, non-vested at December 31, 2021	—	$—
Issued	250,000	0.39
Vested	(250,000)	0.39
Canceled/forfeited	—	—
Outstanding, non-vested at September 30, 2022	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$144	$180	$465	$383
General and administrative expenses	298	481	1,194	1,270
Total Stock Based Compensation	$442	$661	$1,659	$1,653

As of September 30, 2022, the Company had an aggregate of $3,560 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.68 years.

11. Net Loss per Share

The Company’s potential dilutive securities as of September 30, 2022 and 2021, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Warrants to purchase common stock	12,935,323	12,935,323
Stock options to purchase common stock	10,783,975	9,389,208
Total	23,719,298	22,324,531

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

In February 2010, the agreement was amended and restated (the “Harvard/DFCI agreement”) under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. In addition, the agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the agreement, the Company’s sublicense payment obligations may be subject to specified reductions. The Company has not recorded a liability for the aforementioned payments given the achievement of specified clinical, regulatory and sales milestones is not probable as of September 30, 2022.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license maintenance fees of $110 and $145 during each of the nine months ended September 30, 2022 and 2021. The Company did not make any milestone payments during the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s accompanying unaudited condensed financial statements.

As of September 30, 2022, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

Under the Umicore agreement, the Company is obligated to make aggregate milestone payments to Umicore of up to $6,400 upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to each licensed product. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages on annual net sales of licensed products sold by the Company or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. The Company has not recorded a liability for the aforementioned payments given the achievement of specified regulatory approval and commercial sales milestones is not probable as of September 30, 2022.

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the nine months ended September 30, 2022 and 2021, respectively and did not make any milestone payments during the same period. As of September 30, 2022, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2022 or December 31, 2021.

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

Our clinical development program for ALRN-6924 as a selective chemoprotective agent includes:

•
An ongoing Phase 1b open-label clinical trial to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with docetaxel, doxorubicin and cyclophosphamide, a chemotherapy regimen also known as TAC;
•
A completed Phase 1b open-label clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
A completed Phase 1 pharmacology study of ALRN-6924 in healthy volunteers evaluating the safety and tolerability of ALRN-6924, in addition to its cell cycle arrest mechanism of action, pharmacokinetic, and pharmacodynamic effects, including time to onset, magnitude and duration of cell cycle arrest; and
•
A completed Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing first-line treatment with carboplatin plus pemetrexed with or without immune checkpoint inhibitors, for which we announced on

June 29, 2022 that, based on interim data from the first 20 patients enrolled, we would stop further enrollment in the NSCLC trial and focus our clinical development strategy and resources on our Phase 1b breast cancer trial..

Our Phase 1b breast cancer trial is designed to evaluate the safety, tolerability and chemoprotective effect of ALRN-6924 in up to 24 patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with TAC.

In August 2022, we announced modifications to the trial designed to improve the opportunity to demonstrate protection against chemotherapy-induced severe neutropenia, alopecia and potentially other toxicities in patients with p53-mutated breast cancer. The primary endpoints of the trial are duration and incidence of severe neutropenia (Grade 4) in cycle 1. Secondary endpoints of the trial include the chemoprotective effect of ALRN-6924 on chemotherapy-induced alopecia, as well as other hematologic and non-hematologic toxicities. We plan to report data from initial patients in this trial in the fourth quarter of 2022, data from an interim analysis on 12 patients in the second quarter of 2023 and topline results from 20 patients in the third quarter of 2023.Subject to the successful demonstration of chemoprotection in our Phase 1b breast cancer trial in the topline readout planned, we anticipate initiating preparation for a potential pivotal trial.

Additionally, upon successful completion of the Phase 1b breast cancer trial, and subject to obtaining additional funding, we may expand our clinical program to evaluate ALRN-6924 as a chemoprotective agent across additional p53-mutated tumor types and chemotherapy regimens.

In October 2022, we presented additional results from our completed Phase 1 study of ALRN-6924 in healthy volunteers, which showed that ALRN-6924 induced p53-mediated cell cycle arrest in bone marrow stem cells and hair follicles. The data from the study support the potential of ALRN-6924 to prevent chemotherapy-induced neutropenia, thrombocytopenia and anemia, as well as chemotherapy-induced alopecia.

In this study, cell cycle arrest was directly measured in the bone marrow and hair follicles of an additional 41 females. ALRN-6924 was administered as a single one-hour IV infusion or three-minute bolus injection at 0.3, 0.6, or 0.9 mg/kg to cohorts of three to nine subjects and compared to placebo. Subjects were evaluated for safety and tolerability. Plasma and serum samples were obtained to determine pharmacokinetics and levels of macrophage inhibitory cytokine-1, or MIC-1, a biomarker of p53 activation. Bone marrow was sampled 12 hours post-dose to directly measure cell cycle arrest by flow cytometry in CD34+, lineage-negative bone marrow stem cells. Occipital scalp skin was sampled by 2 mm punch biopsy for p21 immunohistochemistry in hair follicles.

ALRN-6924 continued to demonstrate a favorable safety and tolerability profile, with subjects experiencing only mild, transient adverse events, with nausea/vomiting as the most frequent related adverse events. The degree and duration of serum MIC-1 elevation was dose-dependent, indicating more durable p53 activation at higher ALRN-6924 doses. At 12 hours post-dose, the proportion of cycling bone marrow stem cells was significantly reduced at all dose levels. A blinded pathology review suggested that there was ALRN-6924-dependent p21 induction in anagen-phase hair follicles. Safety profiles, PK and PD were similar for both the three-minute bolus injection and one-hour IV infusion, providing a rationale for future development of ALRN-6924 bolus administration.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $22.8 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $268.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years.

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

We believe that, based on our current operating plan, our cash, cash equivalents and investments of $25.5 million as of September 30, 2022, will enable us to fund our operating expenses through the first quarter of 2024. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

We cannot determine with certainty the duration and costs of the current, planned, or future clinical trials of ALRN-6924 or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs, and timing of clinical trials and development of ALRN-6924 will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of our Phase 1b breast cancer trial, as well as of any future clinical trials of ALRN-6924 or other product candidates that we may develop and other research and development activities that we may conduct;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,239	4,278	(39)
General and administrative	2,243	2,513	(270)
Total operating expenses	6,482	6,791	(309)
Loss from operations	(6,482)	(6,791)	309
Interest income	110	21	89
Other income, net	4	66	(62)
Net loss	$(6,368)	$(6,704)	$336

Research and Development Expenses

Research and development expenses decreased by less than $0.1 million for the three months ended September 30, 2022, which was primarily due to $0.7 million of decreased manufacturing costs for ALRN-6924, offset by $0.7 million of increased spending for our Phase 1b breast cancer trial, during the third quarter of 2022 as compared to the same period in 2021.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2022, which was primarily due to a decrease in stock compensation expense during the third quarter of 2022 as compared to the same period in 2021.

Interest Income

We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income, net

The decrease in other income, net, for the three months ended September 30, 2022, was due to payment received in 2021 for equipment sold in 2020.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,565	12,447	3,118
General and administrative	7,379	7,342	37
Total operating expenses	22,944	19,789	3,155
Loss from operations	(22,944)	(19,789)	(3,155)
Interest income	180	54	126
Other income, net	(18)	370	(388)
Net loss	$(22,782)	$(19,365)	$(3,417)

Research and Development Expenses

Research and development expenses increased $3.1 million for the nine months ended September 30, 2022, primarily due to $2.3 million of increased spending for our Phase 1b clinical trial in breast cancer, $0.5 million of increased manufacturing costs for ALRN-6924, and $0.3 million of increased spending on research related to the clinical development of ALRN-6924.

General and Administrative Expenses

General and administrative increased less than $0.1 million for the nine months ended September 30, 2022, which was due to higher professional services fees.

Interest Income

We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income (Expense), net

The decrease in other income, net, for the nine months ended September 30, 2022, was primarily due to the forgiveness of the Paycheck Protection Program loan during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, which is in clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital, LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of September 30, 2022, we had cash, cash equivalents and investments of $25.5 million.

Private Offerings

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

At-the-Market Offerings

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. During the year ended December 31, 2021, we issued and sold an aggregate of 5,225,406 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees. Pursuant to a prospectus relating to the ATM Sales Agreement we filed with the SEC on June 21, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $14,024,100 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the three and nine months ended September 30, 2022.

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

Under the Purchase Agreement, we may, at our discretion, direct LPC to purchase on any single business day, or a Regular Purchase, up to (i) 250,000 shares of common stock if the closing sale price of our common stock is not below $1.50 per share on Nasdaq, (ii) 200,000 shares of common stock if the closing sale price of our common stock is not below $1.00 per share on Nasdaq or (iii) 150,000 shares of common stock if the closing sale price of our common stock is below $1.00 per share on Nasdaq. In any case, LPC’s commitment in any single Regular Purchase may not exceed $1,000,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. Under the Purchase Agreement, we may not effect any sales of shares of common stock on any purchase date that the closing sale price of our common stock on Nasdaq is less than the floor price of $0.30 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.

In addition to Regular Purchases, we may also direct LPC to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

The net proceeds under the Purchase Agreement to us will depend on the frequency of sales and the number of shares sold to LPC and prices at which we sell shares to LPC.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. In the year ended December 31, 2020, we issued and sold an aggregate of 1,417,647 shares of common stock to LPC for gross proceeds of $1.8 million. In the year ended December 31, 2021, we issued and sold an aggregate of 1,375,000 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the Purchase Agreement during the three and nine months ended September 30, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(20,456)	$(17,499)
Cash provided by/(used in) investing activities	21,695	(38,168)
Cash provided by financing activities	—	55,656
Net increase/(decrease) in cash, cash equivalents and restricted cash	$1,239	$(11)

Operating Activities.

During the nine months ended September 30, 2022, operating activities used $20.5 million of cash, resulting primarily from our net loss of $22.8 million, partially offset by $1.7 million in non-cash expenses. During the nine months ended September 30, 2021 operating activities used $17.5 million of cash, resulting primarily from our net loss of $19.4 million, partially offset by $0.4 million of decreased net operating assets and liabilities and $1.5 million in non-cash expenses.

Investing Activities.

During the nine months ended September 30, 2022, investing activities provided $21.7 million of cash primarily resulting from $41.6 million of proceeds from the sale of investments, partially offset by purchases of $19.9 million of investments. During the nine months ended September 30, 2021, investing activities used $38.2 million of cash primarily resulting from the purchase of $70.8 million of investments and partially offset by $32.7 million of proceeds from the sale of investments.

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

We believe, based on our current operating plan, that our cash, cash equivalents, and investments of $25.5 million as of September 30, 2022 will enable us to fund our operating expenses through the first quarter of 2024. We expect that these cash resources will allow us to fund our operations beyond the planned topline readout from our Phase 1b breast cancer trial in the third quarter of 2023, and if warranted by the trial results, to initiate preparation for a potential pivotal trial. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of, the development or commercialization of ALRN-6924. Our future viability is dependent on our ability to raise additional capital to finance our operations.

Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. We may also explore other strategic alternatives. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek to enter into a collaboration or other strategic alternative, we may not be able to enter into such a transaction on suitable terms, on a timely basis or at all.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Other than the Purchase Agreement with LPC, which is subject to certain limitations and conditions, including a floor price condition of $0.30 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business.

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

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule. We intend to monitor the closing bid price of our common stock and intend to effect a reverse stock split to regain compliance with the Bid Price Rule prior to December 6, 2022. On June 15, 2022, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2022 without further approval or authorization of our stockholders, in its sole discretion.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, if, during the course of our Phase 1b breast cancer trial, we determine, based on interim data from that trial, that ALRN-6924 is not demonstrating sufficient chemoprotection to support continued clinical development, and have not obtained additional funding, our ability to pursue strategic alternatives may be limited and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

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

We will cease to qualify as an emerging growth company on December 31, 2022.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on the success of the clinical trial of our product candidate, ALRN-6924 as a chemoprotective agent in patients with p53-mutated HER2- breast cancer receiving neoadjuvant or adjuvant treatment with docetaxel, doxorubicin and cyclophosphamide.

In June 2022, we announced that, based on interim data from the first 20 patients enrolled in our Phase 1b randomized, double-blind, placebo-controlled clinical trial evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing first-line treatment with carboplatin plus pemetrexed with or without immune checkpoint inhibitors, we planned to stop further enrollment in the NSCLC trial and to focus our resources on our Phase 1b clinical trial of ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with docetaxel, doxorubicin and cyclophosphamide, a chemotherapy regimen also known as TAC. Our business depends entirely on the successful development and commercialization of ALRN-6924. If our Phase 1b breast cancer clinical trial does not demonstrate sufficient chemoprotection to support continued clinical development of ALRN-6924, we will likely determine to cease further development of ALRN-6924, and our business will be materially harmed.

We have applied key learnings from the interim analysis from the NSCLC trial to strengthen our Phase 1b breast cancer clinical trial, including revising the primary endpoint to duration of severe neutropenia in cycle 1 and changing the chemotherapy regimen to a simultaneous administration of the TAC chemotherapy regimen . Additionally, we have modified the dosing strategy for the breast cancer trial. We are evaluating a single dose of 1.2 mg/kg administered to all patients and no additional patients are being enrolled in the 0.3 mg/kg and 0.6 mg/kg dose cohorts. These changes have resulted in delays in the timing of the clinical trial, and we cannot provide assurances that these changes will not result in additional delays. In addition, we cannot be certain that the changes we are making to this clinical trial will increase the likelihood of success of the clinical trial. For instance, we have never evaluated ALRN-6924 with the TAC chemotherapy regimen we are using in the breast cancer clinical trial.

We plan to enroll up to 24 patients in the Phase 1b breast cancer clinical trial. If we are unable to enroll a sufficient number of patients to participate in this trial, we may not be able to complete the trial on the planned timeline, or at all. In particular, patients may be less willing to enroll in the trial as a result of the interim analysis from our NSCLC clinical trial. In addition, because our breast cancer clinical trial is targeted at a subset of patients with breast cancer, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Further, the TAC chemotherapy regimen that is being administered to patients in our breast cancer clinical trial is not the standard of care for breast cancer as it is highly toxic and causes severe neutropenia in up to 75% of patients despite prophylaxis with myeloid growth factors and alopecia in approximately 90% of patients. As a result, physicians may be unwilling to enroll patients, and patients may be unwilling to enroll, in the trial. If we are not able to enroll patients on the planned timeline, we may not generate trial data when anticipated and may not have sufficient cash resources to complete the trial.

We will need substantial additional funding to continue our operations. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs.

We believe that, based on our current operating plan, our cash, cash equivalents and investments as of September 30, 2022 will enable us to fund our operating expenses through the first quarter of 2024. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. In any event, our cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development or commercialization of ALRN-6924. While we have implemented certain cash preservation measures, we cannot be certain that such measures will result in the savings anticipated.

Accordingly, we will need to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. We may also explore other strategic alternatives. Adequate additional financing may not be available to us on acceptable terms, if at all, particularly in light of the interim data from our NSCLC trial. Market conditions are volatile and may continue to be volatile for the foreseeable future, which may limit our ability to raise capital. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate some or all of our clinical and drug development programs and future commercialization efforts. In addition, if, during the course of our breast cancer clinical trial, we determine, based on interim data from that trial, that ALRN-6924 is not demonstrating sufficient chemoprotection to support continued clinical development, and have not obtained additional funding, our ability to pursue strategic alternatives may be limited and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

If we fail to maintain compliance with the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On December 6, 2021, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were initially provided an initial period of 180 calendar days, or until June 7, 2022 to regain compliance with the Bid Price Rule and on June 7, 2022, we were provided an additional period of 180 calendar days, or until December 5, 2022, or the Compliance Date. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we are in compliance with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule

If we do not comply with the Bid Price Rule by the Compliance Date, then Nasdaq will provide notice to us that our common stock will be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. We expect that our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Bid Price Rule. We intend to monitor the closing bid price of our common stock and intend to effect a reverse stock split to regain compliance with the Bid Price Rule prior to the Compliance Date. On June 15, 2022, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors prior to December 31, 2022 without further approval or authorization of our stockholders, in its sole discretion. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

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

Aileron Therapeutics, Inc.

Date: November 1, 2022	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 1, 2022	By:	/s/ Susan L. Drexler
Susan L. Drexler
Interim Chief Financial Officer (principal financial officer)