Form 10-K
period 2022-12-31
AILERON THERAPEUTICS INC
filed 2023-03-20
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Aileron Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
738 Main Street #398 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Global Market was $19,137,097.

As of March 16, 2023, the Registrant has 4,541,167 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•
our assessment of strategic options and our ability to identify and implement any strategic transaction;
•
anticipated cost savings in connection with our discontinuation of ALRN-6924 and our workforce reduction announced in February 2023;
•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our intellectual property position and strategy;
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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2022. These risks include the following:

•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we do enter into and consummate may not be successful, lead to increased stockholder value or achieve the anticipated results. In addition, our efforts to identify and implement a strategic transaction will require the devotion of significant time and resources and may expose us to other operational and financial risks.
•
Our decision to discontinue development of ALRN-6924 and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business.
•
If we are unable to identify and implement a strategic transaction and determine to pursue a dissolution and liquidation or seek protection under the bankruptcy laws, it is uncertain as to the amount of cash that would be available for distribution to our stockholders, if any, and our stockholders could lose all or a significant portion of their investment.
•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•
If we continued to pursue product development, we would have needed substantial additional funding to continue such activities.
•
We have incurred significant losses since inception and expect to incur losses for the foreseeable future.
•
The approach we took to discover and develop novel drugs is unproven and may never lead to marketable products.
•
Our business depended entirely on the successful development and commercialization of ALRN-6924. At the time we ceased clinical development of ALRN-6924, we still would have been required to conduct additional clinical trials, preclinical and manufacturing activities, obtain marketing approvals and developed the capacity either internally or with third parties to market any approved product, and such activities would have involved significant investment and risk.
•
Our development of ALRN-6924 was focused on the development of ALRN-6924 as a chemoprotective agent in combination with approved chemotherapeutics. As a result, our development of ALRN-6924 would have been impacted by any events with respect to any such chemotherapeutics. For instance, if the U.S. Food and Drug Administration, or the FDA, revoked approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arose with any therapeutic that we used in combination with ALRN-6924, we may have been unable to further develop and/or market ALRN-6924, or we may have experienced significant regulatory delays.
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial, do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
•
Clinical drug development is a lengthy and expensive process, with an uncertain outcome. For instance, the failure of ALRN-6924 to result in positive results in our most recent trial resulted in our determination to cease development of ALRN-6924.
•
We conducted clinical trials of ALRN-6924 at sites outside the United States. The FDA may not accept data from clinical trials conducted in such locations.
•
If serious adverse or unacceptable side effects were identified during the development of ALRN-6924, we may have needed to abandon or limit the development of ALRN-6924 for that reason.
•
Any development of ALRN-6924 would face substantial competition from third parties developing other products for indications similar to the indications for which ALRN-6924 may be developed.
•
Our development of ALRN-6924 relied on third parties for the manufacture of ALRN-6924. This reliance on third parties increased the risk that we would not have sufficient quantities of ALRN-6924 or such quantities at an acceptable cost.

•
The value of ALRN-6924 is and has been dependent in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•
If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to the value of ALRN-6924 and our platform technology.
•
Even if we or a third party completed the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may have prevented us, or any future collaborators, from obtaining approvals for the commercialization of ALRN-6924.
•
Even if ALRN-6924 received marketing approval, it may have failed to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Presentation of our Common Stock

On November 10, 2022, we effected a 1-for-20 reverse stock split of our common stock. All references to shares of common stock outstanding and per share amounts in this Annual Report on Form 10-K give effect to the reverse stock split unless otherwise indicated.

PART I

Item 1. Business

Announcement of Exploration of Strategic Alternatives

In February 2023, we announced that a review of initial data from our Phase 1b chemoprotection trial of ALRN-6924 in patients with p53-mutated breast cancer showed that patients in the trial experienced severe neutropenia (Grade 4) and alopecia. The primary endpoint of the Phase 1b open-label trial, which was evaluating ALRN-6924 in patients with breast cancer receiving neoadjuvant or adjuvant treatment with docetaxel, doxorubicin, and cyclophosphamide, or TAC chemotherapy, was duration and incidence of severe neutropenia in cycle 1. Incidence of chemotherapy-induced alopecia (hair loss) was a secondary endpoint. Based on these findings, we have decided to terminate the Phase 1b breast cancer trial and further development of ALRN-6924.

We also announced that we are exploring a range of strategic alternatives to maximize shareholder value and have engaged Ladenburg Thalmann & Co., Inc. to act as an advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transactions. There is no set timetable for this process and there can be no assurances that this process will result in us pursing a transaction or that any transaction, if pursued, will be completed on attractive terms. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about our ability to continue as a going concern.

In addition, we have determined to reduce our workforce to three full-time employees, which we expect to complete in the second quarter of 2023. We plan to retain the remaining employees to assist in executing the strategic alternatives review process.

Overview

ALRN-6924, is a MDM2/MDMX dual inhibitor that leverages our proprietary peptide drug technology.

When used as a chemoprotective agent, ALRN-6924 is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 was the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focused on treating patients with p53-mutated cancers. Prior to clinically evaluating ALRN-6924 as a chemoprotective agent in patients with p53-mutant cancer, we originally initiated clinical development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. When used as an anti-cancer agent, ALRN-6924 is designed to disrupt the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers.

Our clinical development program for ALRN-6924 as a selective chemoprotective agent in patients with p53-mutated cancer included the following clinical trials:

•
A Phase 1b open-label clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
A Phase 1 pharmacology study of ALRN-6924 in healthy volunteers that evaluated the safety and tolerability of ALRN-6924, in addition to its cell cycle arrest mechanism of action, pharmacokinetic, and pharmacodynamic effects, including time to onset, magnitude and duration of cell cycle arrest;
•
A Phase 1b randomized, double-blind, placebo-controlled clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing first-line treatment with carboplatin plus pemetrexed with or without immune checkpoint inhibitors; and
•
A Phase 1b open-label clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with TAC chemotherapy.

Our clinical development program for ALRN-6924 as an anti-cancer agent in patients with wild-type p53 included the following clinical trials:

•
A single-agent Phase 1 clinical trial that evaluated ALRN-6924 for the treatment of patients with solid tumors and patients with lymphoma;

•
A single-agent Phase 2a clinical trial that evaluated ALRN-6924 for the treatment of patients with peripheral T-cell lymphoma
•
A single-agent and Ara-C-combination Phase 1/1b trial that evaluated ALRN-6924 for the treatment of patients with acute myeloid leukemia and myelodysplastic syndrome; and
•
A combination trial that evaluated ALRN-6924 in combination with palbociclib for the treatment of patients with tumors harboring MDM2 amplifications.

Our Proprietary Peptide Drug Technology

We designed ALRN-6924 using our proprietary peptide drug technology. Using this technology, we stabilize peptides by “stapling” them with hydrocarbon bonds into their natural alpha-helical conformation. We achieve this by inserting into the peptides two or more non-natural amino acids that, when catalyzed by a chemical reaction, form a bridge to provide comparable stability to the endogenous protein structure and maintain the biological activity of the peptide.

Our proprietary technology enables us to chemically stabilize and improve the performance and activity of a broad range of alpha-helical peptides that we believe may have benefit in oncology and other diseases. We believe that our stabilized peptides can potentially activate and inhibit key cellular functions that underlie disease and that are otherwise difficult to target with existing drug technologies, including small molecules and monoclonal antibodies.

We own worldwide commercial rights to ALRN-6924 and our peptide technology.

Chemotherapy and the Need for Novel and Improved Treatment Options to Reduce Chemotherapy-Induced Toxicities

Cancer is a major public health problem in the United States and worldwide. The U.S. National Cancer Institute has estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime. According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society estimates that approximately 2.0 million new cancer cases will be diagnosed in the United States and more than 600,000 people will die from cancer in 2023.

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

Novel and optimized supportive care drugs should ideally have a mechanism of action that selectively protect normal healthy cells from chemotherapy-related toxicities without protecting cancer cells from chemotherapeutic destruction, while leaving cancer cells fully vulnerable to chemotherapy. We were developing ALRN-6924 as a chemoprotective agent for patients with p53-mutated cancers, with its specific mechanism of p53 upregulation, to address both requirements. ALRN-6924 was designed to release functional p53 in normal healthy cells only, and, thus, was not expected to functionally affect p53-mutated cancer cells. Due to lack of effect in p53 mutated cancer cells, we believed ALRN-6924 could be used safely in a prophylactic manner, mitigating and reducing cytopenias and potentially other chemotherapy-related side effects caused by anti-cancer drugs.

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

ALRN-6924 can pause cell division in cells with wild type, or WT, p53, including normal bone marrow cells, and ALRN-6924 has no activity against cancer cells with mutations in p53. We were developing ALRN-6924 to show that treatment of patients with ALRN-6924 may reduce the toxic effects of chemotherapy in the bone marrow, as well as other tissues, as well as a reduction of common chemotherapy-induced toxicities outside the bone marrow, including alopecia, stomatitis, and gastrointestinal illness, in each case without adversely impacting the anti-cancer activity of chemotherapy against p53-mutant tumor cells.

Bone marrow toxicity is the dose-limiting safety concern of many chemotherapeutics, and cell-cycle arrest prior to administration of chemotherapy has been shown to reduce bone marrow toxicity. We were developing ALRN-6924 to show that it may serve as a chemoprotective agent for bone marrow cells, without adversely impacting the cell cycle of mutant p53 cancer cells. Therefore, p53-mutant cancer cells remain fully susceptible to chemotherapy following dosing with ALRN-6924.

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

Phase 1b Clinical Trial in Patients with SCLC

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

Phase 1 Pharmacology Study in Healthy Volunteers

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

ALRN-6924 continued to demonstrate a favorable safety and tolerability profile, with subjects experiencing only mild, transient adverse events, with nausea/vomiting as the most frequent related adverse events. The degree and duration of serum MIC-1 elevation was dose-dependent, indicating more durable p53 activation at higher ALRN-6924 doses. At 12 hours post-dose, the proportion of cycling bone marrow stem cells was significantly reduced at all dose levels. A blinded pathology review suggested that there was ALRN-6924-dependent p21 induction in anagen-phase hair follicles. Safety profiles, PK and PD were similar for both the three-minute bolus injection and one-hour IV infusion which, provided a rationale for development of ALRN-6924 bolus administration.

Phase 1b Clinical Trial in Patients with NSCLC

In the second quarter of 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1b clinical trial of ALRN-6924 in patients with advanced NSCLC, undergoing chemotherapy. We planned to enroll 60 patients with advanced p53-mutated NSCLC undergoing treatment with first-line carboplatin plus pemetrexed with or without immune checkpoint inhibitors. Patients enrolled in the NSCLC trial were to be randomized 1:1 to receive carboplatin/pemetrexed plus 0.3 mg/kg ALRN-6924 or placebo for at least four 21-day treatment cycles. Components of the composite primary endpoint were the proportion of treatment cycles free of severe hematological and other toxicities, including Grade ≥ 3 neutropenia, Grade ≥ 3 thrombocytopenia, Grade ≥ 3 anemia, Grade 4 neutropenia and febrile neutropenia, as well as duration of Grade 4 neutropenia. An additional component of the primary endpoint was the proportion of completed treatment cycles without chemotherapy dose reduction or without the use of growth factors or transfusions. Other endpoints included the proportion of patients with NCI CTCAE Grade 3/4 treatment-emergent adverse events, quality of life, overall response rate, and progression-free survival.

In the first quarter of 2022, we conducted a blinded safety evaluation of the first ten patients enrolled in the trial who completed the first cycle of treatment with ALRN-6924 and chemotherapy. The evaluation did not identify any safety concern, consistent with ALRN-6924’s previously demonstrated safety and tolerability profile. In the second quarter of 2022, we announced interim trial data from the first 20 patients in the NSCLC trial.

Key findings from the NSCLC trial interim analysis included:

•
ALRN-6924-treated patients demonstrated 56% of cycles free from these Grade ≥3 hematologic toxicities and related events compared to 50% on placebo.
•
ALRN-6924-treated patients were able to stay on chemotherapy treatment longer, completing 93% of the first 4 cycles of carboplatin/pemetrexed administered compared to 78% on placebo.
o
This imbalance of completed cycles between the treatment arms may have introduced a bias against ALRN-6924 on the composite primary endpoint.
o
The imbalance increased further when looking at percentages of patients completing 6 cycles of treatment (79% on ALRN-6924 versus 57% on placebo). This is reflected in the progression free survival, which was 4.6 months in the ALRN-6924 arm versus 3.2 months in the placebo arm.

The composite primary endpoint was designed to evaluate the first four cycles of chemotherapy, which is standard of care for patients receiving checkpoint inhibitors. Given that of the 20 patients in the interim analysis received a checkpoint inhibitor and therefore the interim analysis also included results for all 6 cycles of chemotherapy, which is the standard of care of patients not receiving a checkpoint inhibitor.

Based on this interim data, we decided to stop further enrollment in and terminate the NSCLC trial. Following this trial, we observed in our concurrently conducted Phase 1 pharmacology study in healthy volunteers that a higher dose level of ALRN-6924 could provide more durable cell cycle arrest and, thus more chemoprotection against certain chemotherapies, including carboplatin/pemetrexed. This observation was supported by earlier data generated from the healthy volunteer study in which serum MIC-1 levels were measured as an indicator of the duration of effect of ALRN-6924, including the duration of cell cycle arrest. Increasing dose levels of ALRN-6924 elicited more durable p53 activation, which correlates with cell cycle arrest in the bone marrow.

Phase 1b clinical trial in patients with Breast Cancer

We initiated a Phase 1b clinical trial in the first half of 2022 to evaluate ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with TAC chemotherapy. We planned to enroll up to 24 patients in a parallel group design trial with a dose expansion cohort.

In August 2022, we announced modifications to the trial design based on key, collective learnings from our healthy volunteer study, as well as our NSCLC and SCLC clinical trials, that were intended to improve the opportunity to demonstrate protection against chemotherapy-induced severe neutropenia, alopecia and potentially other toxicities in patients with p53-mutated breast cancer. The primary endpoint of the Phase 1b open-label trial was duration and incidence of severe neutropenia in cycle 1. Incidence of chemotherapy-induced alopecia (hair loss) was a secondary endpoint.

In February 2023, we reviewed initial data from our Phase 1b chemoprotection trial of ALRN-6924 in patients with p53-mutated breast cancer, which showed that patients in the trial experienced severe neutropenia (Grade 4) and alopecia. Based on these findings, we decided to terminate the Phase 1b breast cancer trial and further development of ALRN-6924.

Clinical Trials of ALRN-6924 as an Anti-Cancer Agent

We originally initiated development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. We evaluated ALRN-6924 as an anti-cancer agent in 196 patients in multiple clinical trials. In these trials, ALRN-6924 was generally well-tolerated, with evidence of single-agent anti-tumor activity including complete and partial responses.

We have evaluated high dose therapy with ALRN-6924 (up to 5 mg/kg body weight) in 196 patients in earlier clinical trials evaluating ALRN-6924 as an anti-cancer agent including a single-agent Phase 1 trial in solid tumor and lymphoma patients; a Phase 2a trial for the treatment of peripheral T-cell lymphoma; a single-agent Phase 1 trial for the treatment of acute myeloid leukemia, or AML, and advanced high-risk myelodysplastic syndrome, or MDS; a Phase 1b trial testing the combination of ALRN-6924 and cytarabine, or Ara-C, in patients with MDS; and a Phase 2a combination trial of ALRN-6924 and palbociclib in patients with tumors harboring MDM2 amplifications or MDM2/CDK4 co-amplifications.

In March 2020, we determined to cease further clinical development of ALRN-6924 as a direct anti-cancer agent in light of our available resources at that time, the data generated thus far, and our assessment of the commercial opportunities and competitive landscape in indications for which we were evaluating ALRN-6924.

Manufacturing

We contracted with third parties for the GMP manufacture of ALRN-6924 for certain materials, including raw materials and consumables necessary for their manufacture, for use in our completed preclinical studies and clinical trials. We have paused manufacture of ALRN-6924 as we engage in a process to evaluate strategic alternatives. As such, we do not intend to continue to contract for these materials for the foreseeable future. In addition, we do not own or operate GMP manufacturing facilities. Although we have relied upon contract manufacturers for the manufacture of ALRN-6924 for clinical trials, we had personnel with extensive manufacturing experience who oversaw our contract manufacturers.

The active pharmaceutical ingredient, or API, for ALRN-6924 was manufactured by a single contract manufacturer. We used a different manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of ALRN-6924 to clinical sites. We believe that adequate alternative sources for the supply of materials for ALRN-6924 exist.

We believe that, because ALRN-6924 is a peptide, it can be manufactured through reliable and reproducible synthetic processes from readily available raw materials and then purified and packaged for clinical use. We believe that the chemistry process is amenable to scale-up and does not require unusual equipment in the manufacturing process.

We purchased all of our olefin metathesis catalyst compositions, which are used in the manufacturing process to cross-link, or “staple,” our API precursors into the final stapled peptides, under a license agreement with Materia, Inc. which has later merged with Umicore Precious Metals Chemistry USA, LLC, or Umicore. Under the license agreement, if Umicore is unable to meet requirements for such olefin metathesis catalyst compositions in terms of amount or delivery date, then we were permitted to procure such olefin metathesis catalyst compositions from a third party until such time that Umicore could meet our requirements. We have paused manufacturing of ALRN-6924 as we engage in a process to evaluate strategic alternatives.

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

Companion Diagnostic

We relied upon commercially available third-party assays and employed a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in our clinical trials to identify patients with p53-mutated cancer or cancer patients with wild-type p53.

If we had continued development of ALRN-6924 as a chemoprotective agent, we would have been required to have a companion in vitro diagnostic to identify patients with p53-mutated cancer, approved for use with ALRN-6924, because our clinical trials were designed to only include patients with p53-mutated cancers. We also would have needed to engage a third party to develop and supply a commercially available diagnostic to identify patients with p53-mutant cancer.

Similarly, if we had continued development of ALRN-6924 an anti-cancer agent, we would have been required to have a companion in vitro diagnostic, to identify cancer patients with wild-type 53, approved for use with ALRN-6924. We also would have needed to engage a third party to develop and supply a commercially available diagnostic to identify cancer patients with wild-type p53.

Competition

The biopharmaceutical industry generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. The development of ALRN-6924 faced and would have continued to face significant potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, and with respect to existing chemoprotective agents and other supportive care products and new therapies that may become available in the future.

There are a large number of companies developing or marketing treatments for cancer. Many of these companies have significant financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may have been necessary for, our programs.

Our competitors could develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than ALRN-6924. The key competitive factors affecting the success of any product candidate, if approved, are likely to be its efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

We designed ALRN-6924 to act as a reactivator of p53. We are aware of product candidates that are in clinical development by third parties for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development as anti-cancer agents being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Novartis AG, Daiichi Sankyo Co., Ltd., Boehringer Ingelheim, Ascentage Pharma Group Corporation, Ltd, Kartos Therapeutics, Inc. and Unity Biotechnology, Inc. including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

In February 2021, the FDA approved trilaciclib (COSELA™), a short-acting intravenous CDK4/6 inhibitor developed by G1 Therapeutics, Inc., or GTHX, to decrease chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage SCLC. GTHX is conducting additional clinical trials of trilaciclib in other cancer indications, including a Phase 3 clinical trial in patients with triple-negative breast cancer, a Phase 2 trial in combination with an antibody-drug conjugate in patients with triple-negative breast cancer, a Phase 2 trial in patients with neoadjuvant triple-negative breast cancer and a Phase 2 clinical trial in patients with bladder cancer. BeyondSpring Inc. is developing plinabulin in combination with G-CSF for the treatment of chemotherapy-induced neutropenia. In December 2021, BeyondSpring Inc. received a complete response letter from the FDA after submitting an NDA to the FDA for approval. BeyondSpring is conducted clinical trials evaluating plinabulin for the prevention of docetaxel-induced neutropenia in patients with NSCLC and breast cancer.

Intellectual Property

We sought to protect the proprietary technologies that we believed are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of ALRN-6924, its methods of use, related technology, and other inventions that are important to our business. In addition to patent protection, we rely on trade secrets and confidentiality agreements to protect our technology, know-how and other aspects our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We protected our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, diagnostics, and additional compounds and their derivatives. Specifically, we sought and may continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, and the use of these compounds in a variety of therapies.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether ALRN-6924 will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we filed will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

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

We generally file a provisional patent application with the USPTO first and then subsequently file a corresponding non-provisional patent application, which enables us to establish an earlier effective filing date in the subsequently filed non-provisional patent application. In order to benefit from the earlier effective filing date, we must file a corresponding non-provisional patent application, such as a utility application in the United States or an international application under the Patent Cooperation Treaty, or PCT, within 12 months of the date of the provisional patent application filing. Based on a PCT filing, we may file national and regional patent applications in the United States or foreign jurisdictions, such as the European Union, the United Kingdom, China, Japan, Australia, Canada, Brazil, India, Indonesia, Israel, Mexico, New Zealand, South Korea, Singapore, South Africa or the Eurasian Patent Organization. No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. To date, we have not filed for patent protection in all national and regional jurisdictions where such protection may be available, and we may decide to abandon national and regional patent applications before a patent is granted. In addition, the patent grant proceeding for each national or regional patent application that we file is an independent proceeding. As a result, it is possible for a patent application to be granted in one jurisdiction and denied in another jurisdiction, and depending on the jurisdiction, the scope of patent protection may vary.

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

Patent Portfolio

We have rights in patents and patent applications directed to the composition of matter and/or use of ALRN-6924 in the United States and in other countries. We also have an exclusive license to patents that are directed to a class of compounds that includes ALRN-6924. The composition of matter patents that are directed towards the specific chemical structure of ALRN-6924 are wholly owned by us and are expected to expire in 2033, absent any potential patent term extension under the Hatch-Waxman Act, which is discussed in greater detail below. In addition, we have granted patents and pending patent applications directed towards the composition of matter for ALRN-6924 in foreign jurisdictions, including the United Kingdom, France, Germany, Australia, Canada, China, Japan, Singapore, Taiwan, India and Hong Kong, among others. Our patent portfolio also includes wholly-owned patents and patent applications that cover uses for ALRN-6924 in both the US and foreign jurisdictions.

As of March 1, 2023, we owned or had an exclusive license to 38 U.S. patents, 7 pending U.S. provisional or non-provisional patent applications, 123 foreign patents and 27 pending foreign applications. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of ALRN-6924. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, diagnostics, methods of manufacture and methods of identifying active compounds. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2041, without taking into account any possible patent term adjustments or extensions. Within our patent portfolio, as of March 1, 2023, we owned or had an exclusive license to 25 U.S. patents, 6 pending U.S. provisional or non-provisional patent applications, 52 foreign patents and 18 pending foreign applications that include claims covering ALRN-6924, such as its composition of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. Such owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2041, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2041, in each case without taking into account any possible patent term adjustment or extensions. Without taking into account any possible patent term adjustments or extensions, such owned and in-licensed patents claiming compositions of matter covering ALRN-6924 are expected to expire on various dates from 2024 through 2033, with the owned patents and patent applications, if issued, expiring on various dates from 2029 to 2033. Lastly, within our patent portfolio, as of March 1, 2023, 8 U.S. patents, 27 foreign patents are licensed to us by the President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI, pursuant to our license agreement with such parties, which patents and patent applications, if issued, are expected to expire on various dates from 2024 through 2028, without taking into account any possible patent term adjustments or extensions. We also have rights to certain patents and pending patent applications throughout the world licensed on a non-exclusive basis to us by Umicore and other third parties pursuant to our license agreements with such parties.

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

As of December 31, 2022, we have paid non-refundable fees, consisting of license and maintenance fees, milestone payments and sublicense fees, of $5.1 million. We are obligated to pay annual maintenance fees totaling $110,000, which on an annual basis are creditable against royalties due for commercial sales of licensed products. We are obligated to make additional milestone payments of up to a maximum of $7.5 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. In the future, we may be obligated to pay up to a maximum of $7.7 million per additional licensed therapeutic product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such product with the first milestone being payable upon initiation of clinical development of the product. We may also be obligated to pay up to a maximum of $700,000 per licensed diagnostic product upon our achievement of certain specified regulatory and sales milestones with respect to such product. We also have agreed to pay low single-digit percentage royalties on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses. We must also pay a percentage, up to the mid-twenties, of all sublicense income received from sublicensees, less certain costs, such as research and development costs and, in the event our patent rights are licensed to the sublicensee as part of the same transaction, less the portion of sublicense income allocated to our licensed patent rights. Under specified circumstances, portions of our sublicense payments may be creditable against royalty payments payable for sales of a licensed product. Finally, we must also reimburse all future patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed.

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

As of December 31, 2022, we paid non-refundable fees, consisting of an up-front technology access fee and annual maintenance payments and milestone payments, of $1.0 million. We are obligated to pay Umicore an annual maintenance fee of $50,000. We are obligated to make additional milestone payments up to a maximum of $6.25 million upon our achievement of certain specified clinical, regulatory and sales milestones with respect to ALRN-6924. The agreement obligates us to pay to Umicore up to a maximum of $6.25 million per additional licensed product upon our achievement of certain specified clinical, regulatory and sales milestones with respect to such licensed product. We must also pay Umicore tiered royalties ranging in the low single-digit percentages on aggregate worldwide net sales of licensed products, including sales by our sublicensees, on a licensed product-by-licensed product and country-by-country basis until the expiration of the last-to-expire applicable licensed patent. Our royalty obligations are subject to specified reductions in the event that we are required to obtain additional licenses from third parties and to make payments to such third parties under such licenses.

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

Approval and Regulation of Drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biological products, on the other hand, are licensed by the FDA under the Public Health Service Act, or PHSA. With passage of the Biologics Price Competition and Innovation Act of 2009, Congress amended the definition of “biological product” in the PHSA so as to exclude a chemically synthesized polypeptide from licensure under the PHSA. Rather, the Act provided that such products would be treated as drugs under the FDCA. Through companion guidance issued in April 2015, FDA considers any polymer composed of 40 or fewer amino acids to be a peptide and not a protein. Therefore, unless a peptide otherwise meets the statutory definition of a “biological product” (e.g., a peptide vaccine), it will be regulated as a drug product under the FDCA. Accordingly, based on this FDA guidance, we believe that products based on our stapled peptide technology will not be treated as biologics subject to approval of a biologics license application, or BLA, by the FDA, and rather will be treated as drug products subject to approval of a new drug application, or NDA, by the FDA pursuant to the FDCA.

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

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include in vitro laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue or may be conducted after the IND is submitted.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

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

Submission and Filing of an NDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of NDAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026, unless a partial or full fee waiver is granted as may occur for the first NDA of a small business or an NDA for drug intended to treat a rare, or “orphan” disease. The sponsor of an approved NDA may also be subject to an annual program fee, which for federal fiscal year 2023 is $393,933 per product, per approved indication up to 5 indications.

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

In connection with its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data relied upon in the NDA. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

•
Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing unexpired patent or regulatory exclusivity, including orphan drug exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data about the active moiety in the product. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA, for that diagnostic simultaneously with approval of the drug. We expect that any companion diagnostic developed for use with ALRN-6924 would utilize the PMA pathway.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review; for federal fiscal year 2023, the standard fee for review of a PMA is $441,547 and the small business fee is $110,387.

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

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaced the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022 , with the full 2% cut resuming thereafter. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ALRN-6924 for which we may obtain regulatory approval or the frequency with which such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

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

Employees and Human Capital Resources

As of March 16, 2023 we had six full-time employees, including a total of three employees with M.D. or Ph.D. degrees, all engaged in general and administrative activities. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

In connection with our decision to terminate our Phase 1b breast cancer trial and further development of ALRN-6924, and our related decision to explore a range of strategic alternatives, we have determined to reduce our remaining workforce from nine to three full-time employees in the first and second quarters of 2023. We plan to retain the remaining employees to assist in executing the strategic alternatives review process.

We estimate that the severance and termination-related costs for the six former employees will be approximately $1.0 to $1.1 million and expect to record these costs in the first quarter of 2023. We expect that payment of these costs will be made through the second quarter of 2023. Our estimate of costs and the expected timing for recording and paying those costs are subject to a number of assumptions and actual results may differ. We may also incur other costs not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. Our principal executive office is located at 738 Main Street #398, Waltham, MA 02451, and our telephone number is (617) 995-0900.

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

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transaction that we may consummate may not be successful.

In February 2023, we made the decision to discontinue further development of ALRN-6924. In connection with this decision, we announced that we would be reducing our remaining workforce from nine to three full-time employees, designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may eliminate, diminish or delay any future distributions to our stockholders.

In addition, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including ALRN-6924. Further, the development and any potential commercialization of ALRN-6924 would require substantial additional cash to fund the costs associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing ALRN-6924 and may attribute little or no value, in such a transaction, to it or our platform technology.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurances that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any combined business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any combined business due to changes in management and ownership;
•
inability to retain key employees of our company or any combined business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Our decision to discontinue further development of ALRN-6924 and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business.

In February 2023, we made the decision to discontinue further development of ALRN-6924 and we decided to reduce our workforce to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down our Phase 1b breast cancer trial. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reduction in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

Our board of directors may decide to pursue a dissolution and liquidation or seek protection under the bankruptcy laws. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. It is unclear whether and to what extent any resources would be available for distribution to our stockholders and when such distributions could be made, and holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We also may consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether, to what extent and when any resources would be available for distributions to stockholders and holders of our common stock could lose all or a significant portion of their investment.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In February 2023, we announced a reduction in our workforce intended to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic options as well as business operations.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

Due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including their impact on our cash consumption, we believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. If we are unable to obtain additional capital and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

Risks Related to Our Financial Position

If we continued to pursue product development, we would have needed substantial additional funding to continue such activities.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. Although we are not currently developing any product candidates, if we continued pursuing development of ALRN-6924, we would have been required to expend significant funds in order to advance the development of, conduct clinical trials of, and seek marketing approval for ALRN-6924. If we were able to obtain marketing approval for ALRN-6924, we would have incurred significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution were not then the responsibility of any collaborator.

Our future capital requirements will depend on many factors, including:

•
whether we realize the anticipated cost savings in connection with our February 2023 workforce reduction;
•
our ability to consummate a strategic transaction and the nature and type of such transaction;
•
the time and cost necessary to close out our Phase 1b breast cancer trial; and
•
the costs associated with operating as a public company.

If we had continued to pursue development of ALRN-6924 our capital requirements would have depended on many factors, including:

•
the scope, progress, results and costs of our preclinical studies, CMC, and clinical trials of ALRN-6924;
•
the costs, timing and outcome of regulatory review of ALRN-6924;
•
our ability to establish and maintain collaborations with third parties on favorable terms, if at all, and the extent to which any third party collaborator would have assumed the costs of development and commercialization activities;
•
the success of any collaborations that we may have entered into with third parties;
•
the extent to which we acquired or invested in businesses, products and technologies, including entering into licensing or collaboration arrangements for ALRN-6924, although we currently have no commitments or agreements to complete any such transactions;
•
the costs and timing of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidate for which we receive marketing approval; and
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash, cash equivalents and investments as of December 31, 2022 will enable us to fund our operating expenses for at least twelve months following the date of this Annual Report on Form 10-K. However, due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about our ability to continue as a going concern. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. While we have implemented certain cash preservation measures, we cannot be certain that such measures will result in the savings anticipated.

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and do not expect to achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $27.3 million and $26.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through sales of our common stock, through private placements of our preferred stock prior to our initial public offering, and, to a lesser extent, through a collaboration agreement. We have devoted substantially all of our efforts to research and development. In February 2023, we discontinued development of ALRN-6924 in order to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options. Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future. In addition, our losses from operations may fluctuate significantly from quarter to quarter.

While we recently made the decision to discontinue development of ALRN-6924 and are not currently developing product candidates, to become and remain profitable, we would have needed to develop, obtain approval for and eventually commercialize a product or products with significant market potential. This would have required us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of ALRN-6924, obtaining marketing approval for ALRN-6924, manufacturing, marketing and selling ALRN-6924 following any marketing approval we may have obtained and establishing and managing any collaborations for the development, marketing and/or commercialization of ALRN-6924. We may never have succeeded in these activities and, even if we did, may never have generated revenues that would have been significant or large enough to achieve profitability.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts in which we hold our investments and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense obligations.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

The approach we took to discover and develop novel drugs is unproven and may never lead to marketable products.

We concentrated our efforts and therapeutic product research on stabilized cell-permeating alpha-helical peptide technology. Neither we nor any other company has received marketing approval to market therapeutics utilizing stabilized cell-permeating peptides. The scientific discoveries that formed the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Very few drug candidates based on these discoveries have ever been tested in animals, and development of an earlier stabilized cell-permeating peptide product candidate by us was suspended following a clinical trial due to the anticipated costs of required reformulation. Peptides do not naturally possess the inherent molecular properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into peptides. In addition, stabilized cell-permeating peptide product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

Moreover, we believe ALRN-6924 reactivates p53 by disrupting the interactions between p53 and its endogenous inhibitors, MDM2 and MDMX, thereby freeing p53 to transit to its DNA target in the nucleus and initiate cell cycle arrest in healthy cells and/or apoptosis in cancerous cells. We believe that ALRN-6924 was the first and only product candidate in clinical development that could bind to and disrupt the interaction of MDM2 and MDMX with p53 with equivalent effectiveness, or equipotently. Although we have evaluated ALRN-6924 in preclinical studies and early-stage clinical trials, and are aware of published literature supporting the role of MDM2 and MDMX in reactivating non-mutated or wild type, or WT, p53 as well as clinical results for small molecule inhibitors that act to disrupt the interaction of p53 and MDM2, we believe that we were the first to clinically test a molecule that binds directly to both MDM2 and MDMX. As such, the effect of binding to and simultaneously disrupting the interactions of MDM2 and MDMX with WT p53 in cancer patients has not been established in clinical trials. In addition, the role of factors other than MDM2 and MDMX in circumventing the p53 mechanism is still the subject of continued research.

The use of a dual inhibitor of MDM2 and MDMX to reduce chemotherapy-related toxicities in the bone marrow and healthy normal cells outside of the bone marrow is a novel approach and we believe that we were the only company developing in clinical trials a MDM2 and MDMX inhibitor for this purpose. The scientific evidence to support the feasibility of developing this product candidate for this purpose is limited. Even though ALRN-6924 has demonstrated positive results in some preclinical studies and clinical trials, if we had continued product development of ALRN-6924, we may not have succeeded in demonstrating safety and efficacy of ALRN-6924 as a chemoprotective agent in additional or later-stage clinical trials.

As a result, we do not know whether the mechanism of action of ALRN-6924 would have the expected effect on patients receiving chemotherapy in any cancer indications and whether ALRN-6924 could or would demonstrate the safety and efficacy needed to advance in clinical development and obtain marketing approval.

We were dependent on the success of ALRN-6924 and there was no guarantee that our clinical trials of ALRN-6924 would have been successful.

We invested a substantial portion of our efforts and financial resources in the research and development of ALRN-6924 as a chemoprotective agent, and our business depended entirely on the successful development and commercialization of ALRN-6924.

If we had decided to continue the development of ALRN-6924, instead of ceasing clinical development of ALRN-6924, we would have been required to conduct additional clinical development, preclinical and manufacturing activities, obtained marketing approval in multiple jurisdictions and established commercial capabilities before we could have generated any revenues from product sales. We were not permitted to market or promote ALRN-6924 before we receive marketing approval from the U.S. Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities, and we may never have received such marketing approvals.

The success of ALRN-6924 would have been dependent on several factors, including the following:

•
successful and timely patient enrollment and completion of preclinical studies and clinical trials of ALRN-6924;
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
•
commercial acceptance by patients, the medical community and third-party payors; and
•
the ability to compete with other therapies.

We were pursuing the development of ALRN-6924 in combination with other approved chemotherapeutics. If the FDA revoked approval of any such therapeutic, or if safety, efficacy, manufacturing or supply issues arose with any therapeutic that we used in combination with ALRN-6924, we would have been unable to further develop and/or market ALRN-6924, or we may have experienced significant regulatory delays.

We were pursuing the development of ALRN-6924 in combination with approved chemotherapeutics. We did not develop or obtain regulatory approval for, and we do not manufacture or sell, any of these approved chemotherapeutics. If the FDA revoked its approval of any of these therapeutics, we would not have been able to continue clinical development of or market ALRN-6924 in combination with such revoked therapeutic. If safety or efficacy issues arose with these or any other therapeutics that we sought to combine with ALRN-6924, we would have experienced significant regulatory delays, and the FDA may have required us to redesign or terminate the applicable clinical trials. Moreover, if these therapeutics were to receive regulatory approval in combination with a different therapeutic in any indication for which we pursued approval, such approval could have impacted the feasibility and design of any subsequent clinical trials that we may have sought to conduct evaluating ALRN-6924 in combination with such therapeutic. If manufacturing, cost or other issues resulted in a supply shortage of these therapeutics or any other combination therapeutics, we may not have been able to complete clinical development of ALRN-6924.

In addition, we may have needed, for supply, data referencing or other purposes, to collaborate or otherwise engage with the companies who market these approved chemotherapeutics. If we were unable to do so on a timely basis, on acceptable terms or at all, we may have had to curtail the development of a product candidate or indication, reduce or delay its development, delay its potential commercialization or reduce the scope of any sales or marketing activities.

Even if ALRN-6924 received regulatory approval and was commercialized for use in combination with an approved chemotherapeutic, we would have continued to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could have resulted in ALRN-6924, if approved, being removed from the market or being less successful commercially.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results and the results of clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

Clinical trials may produce negative or inconclusive results, such as the initial results of our most recent Phase 1b trial of ALRN-6924. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials, such as the results of our Phase 1b trial of ALRN-6924 in patients with small cell lung cancer, may not be predictive of the success of later-stage clinical trials in the same or different indications, including in patients with non-small cell lung cancer and breast cancer.

Interim or preliminary data from clinical trials may not be indicative of the final results of the trial and there is a risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

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

In the event that an adverse safety issue, clinical hold or other adverse finding occurred in one or more of our clinical trials of ALRN-6924, such event could have adversely affected our clinical trials of ALRN-6924. Moreover, there is a relatively limited safety data set for product candidates utilizing stabilized cell-permeating peptides or that are designed to reactivate p53. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a product candidate utilizing stabilized cell-permeating peptides or that is designed to reactivate p53, such as the small molecules in development that target the p53-MDM2 interaction, could have adversely affected our clinical trials of ALRN-6924.

Further, ALRN-6924 may not have been approved even if it achieved its primary endpoints in Phase 3 clinical trials or registration trials. The FDA or non-U.S. regulatory authorities may have disagreed with our trial design, including the lack of a concurrent control arm or the use of historical controls, and our interpretation of data from preclinical studies and clinical trials.

In addition, any of these regulatory authorities may have also approved ALRN-6924 for fewer or more limited indications than we requested or may have granted approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other non-U.S. regulatory authorities may not have approved the labeling claims that we believed would be necessary or desirable for the successful commercialization of ALRN-6924.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we would have been required to demonstrate with substantial evidence gathered in preclinical studies and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities would consider any clinical trials to be sufficient to serve as the basis for approval of ALRN-6924 for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective.

Clinical drug development is a lengthy and expensive process, with an uncertain outcome.

Before obtaining marketing approval from regulatory authorities for the sale of ALRN-6924, we would have needed to complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of ALRN-6924. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. For example, in February 2023, we discontinued further development of ALRN-6924 based on initial results from our Phase 1b breast cancer trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

Clinical trials can be delayed for a variety of reasons, including delays related to:

•
obtaining approval to commence a clinical trial;
•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining institutional review board approval at each clinical trial site;
•
recruiting suitable patients to participate in a clinical trial;
•
developing and validating any companion diagnostic to be used in the clinical trial, to the extent we are required to do so;
•
patients failing to comply with trial protocol or dropping out of a clinical trial;
•
clinical trial sites deviating from trial protocol or dropping out of a clinical trial;
•
the need to add new clinical trial sites; or
•
manufacturing sufficient quantities of product candidate for use in clinical trials.

Clinical trials are subject to numerous unforeseen events that could delay or prevent the ability to receive marketing approval or commercialize products, including:

•
feedback from regulatory authorities that requires modifications to the design of clinical trials;
•
clinical trials may produce negative or inconclusive results, and we or third party collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
•
the number of patients required for clinical trials may be larger than anticipated, enrollment may be slower than anticipated or participants may drop out of clinical trials at a higher rate than anticipated;
•
third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;
•
clinical investigators might have to suspend or terminate clinical trials for various reasons, including non-compliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials may be greater than anticipated;
•
the supply or quality of a product candidate or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•
regulators may revise the requirements for approving a product candidate, or such requirements may not be as anticipated.

We conducted clinical trials of ALRN-6924 at sites outside the United States. The FDA may not accept data from clinical trials conducted in such locations.

We conducted clinical trials of ALRN-6924 at clinical trial sites that are located outside the United States. The FDA’s acceptance of data from clinical trials outside of the United States is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA did not accept the data from any trial that we conducted outside the United States, there could be a need for additional clinical trials, which would be costly and time-consuming.

Other risks inherent in conducting international clinical trials or using international trial sites include:

•
foreign regulatory requirements that could restrict or limit the ability to conduct clinical trials;
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
•
foreign exchange fluctuations and potentially high inflation rates;
•
diminished or loss of protection of intellectual property in the relevant jurisdiction; and
•
political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the current the COVID-19 pandemic.

Delays or difficulties in the enrollment of patients in clinical trials, could delay or prevent receipt of necessary marketing approvals

The ability to initiate or continue clinical trials dependent upon the ability to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because our chemoprotection clinical trials were targeted at a subset of patients in indications with p53-mutated cancers and our anti-cancer clinical trials were targeted at a subset of patients in indications with wild-type 53, our ability to enroll eligible patients was limited.

In addition, physicians were often not willing to advise patients to enroll in our clinical trials of ALRN-6924 in the absence of placebo-controlled data showing that treating patients with ALRN-6924 in combination with chemotherapy does not adversely affect the effectiveness of the chemotherapy. As a result of the unwillingness of physicians to enroll patients in our trials in these circumstances, we had opened fewer clinical trial sites in the United States than initially planned.

Patient enrollment may be affected if competitors have ongoing clinical trials for product candidates that are under development for the same indications, and patients who would have otherwise been eligible for clinical trials instead enrolled in clinical trials of competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

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

If serious adverse or unacceptable side effects were identified during the development of ALRN-6924 or we observed limited efficacy of ALRN-6924, we may have needed to abandon or limit the development of ALRN-6924 for those reasons.

Adverse events or undesirable side effects caused by, or other unexpected properties of, ALRN-6924 could have caused us, an institutional review board, or IRB, or regulatory authorities to interrupt, delay or halt clinical trials and could have resulted in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities or a more restrictive label, if approved.

In general, our clinical trials of ALRN-6924 included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of ALRN-6924, if conducted, would have included similar patients with deteriorating health. It is possible that some of these patients might have died prior to their completion of the clinical trial. For example, in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS a patient that was receiving a 3.8 mg/kg dose of ALRN-6924 under our three times per week dosing regimen died of tumor lysis syndrome related to treatment with ALRN-6924. Such deaths may be caused by the cancers from which such patients are suffering, or other causes, unrelated to ALRN-6924. Even if the deaths were not related to ALRN-6924, the deaths could affect perceptions regarding the safety of ALRN-6924.

If ALRN-6924 or any product candidate is associated with adverse events or undesirable side effects or has properties that are unexpected, such as the aforementioned death we observed in our Phase 1 trial of single agent ALRN-6924 for the treatment of AML and MDS, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order further development to cease or deny approval for any or all targeted indications. In addition, development of ALRN-6924 or such product candidate could be limited to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

The FDA or comparable foreign regulatory authorities may, under certain circumstances, require that a companion diagnostic be approved for use with ALRN-6924. If approval of a companion diagnostic were required, and a diagnostic could not be successfully developed and approval could not be obtained or there were significant delays in doing so, marketing approval for ALRN-6924 may not be obtained in a timely manner, or at all.

We expect that the FDA and comparable foreign regulator authorities would, under certain circumstances, require a companion in vitro diagnostic to identify cancer patients with mutated p53 or wild-type p53 approved for use with ALRN-6924. We relied upon commercially available third-party assays and employed a central laboratory to test both archived tumor tissue samples and fresh biopsy samples from patients taken prior to enrollment in clinical trials of ALRN-6924 to identify p53 status.

The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical studies and clinical trial data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing diagnostics, we did not engage in efforts to develop companion diagnostics internally and thus would have been dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We and any future collaborator could encounter difficulties in developing and obtaining approval for companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. In addition, we or third parties may have encountered production difficulties that could constrain the supply of the companion diagnostics, and both they and we have had difficulties gaining acceptance of the use of the companion diagnostics by physicians.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have had difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics failed to gain market acceptance, it would have had an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that were approved for commercial sale. In addition, any third party with whom we contracted may have decided not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipated using in connection with development and commercialization of ALRN-6924, or our relationship with such third party may otherwise have terminated. We may not have been able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of ALRN-6924 or do so on commercially reasonable terms, which could have adversely affected and/or delayed the development or commercialization of ALRN-6924.

Accordingly, the process of complying with the requirements of the FDA and comparable foreign regulatory authorities to support marketing authorization of a companion diagnostic is costly, time-consuming and burdensome.

If ALRN-6924 received marketing approval and we, or others, later discovered that the drug was less effective than previously believed or caused undesirable side effects that were not previously identified, the ability to market the drug could have been compromised.

Clinical trials must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If ALRN-6924 had received marketing approval and we, or others, discovered that the drug was less effective than previously believed or caused undesirable side effects that were not previously identified, a number of potentially significant negative consequences could have resulted, including:

•
regulatory authorities may have withdrawn their approval of the drug or seize the drug;
•
we or any future collaborators may have been required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
•
additional restrictions may have been imposed on the marketing of, or the manufacturing processes for, the particular drug;
•
we may have been subject to fines, injunctions or the imposition of civil or criminal penalties;
•
regulatory authorities may have required the addition of labeling statements, such as a “black box” warning or a contraindication;
•
we, or any future collaborators, may have been required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•
we, or any future collaborators, could have been sued and held liable for harm caused to patients;
•
the drug may have become less competitive; and
•
our reputation may have suffered.

Even if ALRN-6924 received marketing approval, it may have failed to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If ALRN-6924 received marketing approval, it may have nonetheless failed to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may not be willing to utilize chemoprotective agents in combination with effective anti-cancer therapies.

The degree of market acceptance of ALRN-6924, if approved for commercial sale, would have depended on a number of factors, including:

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector targeted at treating and reducing chemotherapy-induced toxicity specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. ALRN-6924 faced competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer and for prevention of chemotherapy-induced toxicities. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

There are a large number of companies developing or marketing treatments for cancer and chemotherapy-induced toxicities,. Many of the companies that we competed against had significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we did. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also may have competed with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

The commercial opportunity of ALRN-6924 could be reduced or eliminated if competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive. Competitors also may obtain FDA or other regulatory approval for their drugs more rapidly t. The key competitive factors affecting the success of ALRN-6924, if approved, were likely to be its efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

We are aware of another company that is actively developing agents to reduce chemotherapy-induced toxicities, G1 Therapeutics, Inc. In addition, ALRN-6924 may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is being developed by BeyondSpring Inc. for the treatment of chemotherapy-induced neutropenia.

If the FDA or comparable foreign regulatory authorities approved generic versions of any of our drugs that received marketing approval, or such authorities did not grant our drugs appropriate periods of data or market exclusivity before approving generic versions of our drugs, the sales of our drugs could have been adversely affected.

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

Competition that our drugs may have faced from generic versions of our drugs could have materially and adversely impacted our future revenue, profitability and cash flows and substantially limited our ability to obtain a return on the investments we made in those drug candidates. Our future revenues, profitability and cash flows could also have been materially and adversely affected and our ability to obtain a return on the investments we made in those drug candidates may have been substantially limited if our drugs, if and when approved, were not afforded the appropriate periods of non-patent exclusivity.

Even if we were able to commercialize any product candidate, such product candidate may have become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approval, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might have obtained marketing approval for a product in a particular country, but then be subject to price regulations that delayed our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we were able to generate from the sale of the product in that country. Adverse pricing limitations may have hindered our ability to recoup our investment in ALRN-6924, even if ALRN-6924 obtained marketing approval.

Our ability to commercialize any products successfully also would have depended in part on the extent to which reimbursement and coverage for these products and related treatments would have been available from government authorities, private health insurers and other organizations, and if reimbursement and coverage was available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for medical products. We could not be sure that reimbursement would be available for any drug that we commercialized and, if reimbursement was available, we could not be sure as to the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we may have obtained marketing approval. If reimbursement was not available or was available only to limited levels, we may not have been able to successfully commercialize any product candidate for which we obtained marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new products that we may have developed and for which we obtained marketing approval could have had a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liability claims and to limit commercialization of any drugs that we may develop.

We face an inherent risk of product liability exposure related to the testing of ALRN-6924 in clinical trials. If we cannot successfully defend ourselves against claims that ALRN-6924 caused injuries, we will incur substantial liability claims. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or drugs that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to clinical trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize any drugs that we may develop.

We currently hold clinical trial liability insurance coverage for up to $5.0 million, but that coverage may not be adequate to cover any and all liability claims that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability claims that may arise.

Governments outside of the United States tend to impose strict price controls, which may have adversely affected our revenues from the sales of our products, if any.

In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may have been required to conduct a clinical trial or other studies that compare the cost-effectiveness of ALRN-6924 to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could have been materially harmed.

Risks Related to Our Dependence on Third Parties

We contracted with third parties for the manufacture of ALRN-6924. This reliance on third parties increased the risk that we would not have sufficient quantities of ALRN-6924 or access to such quantities at an acceptable cost.

We do not have any manufacturing facilities or personnel. We relied on third-party manufacturers for the manufacture of ALRN-6924 for clinical trials under the guidance of members of our organization. We obtained the active pharmaceutical ingredient, or API, of ALRN-6924 from one third-party manufacturer. We engaged a separate third-party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of ALRN-6924 to clinical sites. We do not have a long-term supply agreement with either of these third-party manufacturers, and we purchased our required drug supplies on a purchase order basis.

We expected to rely on third-party manufacturers or third-party collaborators for the manufacture of the commercial supply of ALRN-6924 if it obtained marketing approval. Even if we established agreements with third-party manufacturers, reliance on third-party manufacturers entailed additional risks, including:

•
the possible failure of the third party to manufacture ALRN-6924 according to our schedule, or at all, including if our third-party contractors gave greater priority to the supply of other products over ALRN-6924 or otherwise did not satisfactorily perform according to the terms of the agreements between us and them;
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

The facilities used by our contract manufacturers to manufacture drugs must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We would not have had complete control over all aspects of the manufacturing process of, and would have been dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers could not successfully manufacture material that conformed to our specifications and the strict regulatory requirements of the FDA or others, they would not have been able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we would not have had complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority did not approve these facilities for the manufacture of ALRN-6924 or if it withdrew any such approval, we would have needed to find alternative manufacturing facilities, which would have significantly impacted our ability to develop, obtain marketing approval for or market ALRN-6924, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could have resulted in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

ALRN-6924 would have competed with other product candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Risks Related to Our Intellectual Property

The value of our business and platform technology depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

The value of ALRN-6924 and our platform technology will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and ALRN-6924, its components, formulations, methods used to manufacture it and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Prior to our February 2023 decision to discontinue development of ALRN-6924, the growth of our business depended in part on our ability to acquire or in-license additional proprietary rights. Our product candidates may also have required specific formulations to work effectively and efficiently. These formulations may have been covered by intellectual property rights held by others. We may have developed products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may have been covered by intellectual property rights held by others. We may have been required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may have been unable to acquire or in-license any relevant third-party intellectual property rights that we identified as necessary or important to our business operations. We may have failed to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would have harmed our business. We may have needed to cease use of the compositions or methods covered by such third-party intellectual property rights, and may have needed to seek to develop alternative approaches that did not infringe on such intellectual property rights which may have entailed additional costs and development delays, even if we were able to develop such alternatives, which may not have been feasible. Even if we were able to obtain a license under such intellectual property rights, any such license may not have been non-exclusive, which may have allowed our competitors access to the same technologies licensed to us.

Additionally, we had collaborated with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provided us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may have been unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we were unable to do so, the institution may have offered the intellectual property rights to others, potentially blocking our ability to pursue our program. If we were unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have had to abandon development of such program and our business and financial condition could have suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may have considered necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities.

During the course of business we have decided not to pursue certain products or processes and have terminated certain corresponding intellectual property license agreements or removed certain intellectual property from current license agreements. If it is later determined that our activities or product candidates infringe this intellectual property, then we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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
•
the active pharmaceutical ingredients in ALRN-6924 may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;
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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Our current owned and in-licensed patents covering our proprietary technologies and ALRN-6924 are expected to expire on various dates from 2024 through 2033, including a composition of matter patent that we own covering ALRN-6924, which expires in the United States in 2033, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents were only filed in the United States and may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2024 through 2040, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

In early 2016, Harvard communicated a claim to us that we had not achieved one or more of the diligence milestones set forth in our license agreement with Harvard and DFCI and that we were in material breach of the license agreement. We provided Harvard with a response stating our position that we had fully satisfied the diligence milestones required under the license agreement. Since that time, Harvard has never re-asserted its claim or sought to terminate the license agreement. In making its assertion, Harvard did not seek to terminate the license agreement or interfere with our p53 program, but instead proposed to convert our exclusive license with respect to certain of the patent families licensed under the license agreement to a non-exclusive license. In any event, Harvard’s proposal would not have impeded our prior development of ALRN-6924 or our other ongoing programs at that time. DFCI did not join Harvard in making this assertion or proposal and has not expressed a similar position to us. We have continued to communicate with Harvard in the ordinary course, including providing periodic reports, and have paid applicable licensing and milestone payments to Harvard pursuant to the terms of the license agreement, and we believe we remain in full compliance with the agreement.

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

Our commercial success depended upon our ability to develop, manufacture, market and sell ALRN-6924 and use our proprietary technologies without infringing the proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to ALRN-6924. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert ALRN-6924 infringes the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidate, technologies or methods.

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

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, and our competitive position and reputation could be harmed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we completed the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may have prevented us from obtaining approvals for the commercialization of ALRN-6924.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market ALRN-6924 in the United States or in other countries until we or they receive approval of an NDA from the FDA or marketing approval from comparable foreign regulatory authorities. We have not submitted an application for or received marketing approval for ALRN-6924 in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities have substantial discretion and may determine that ALRN-6924 is not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that would have precluded our obtaining marketing approval or prevented or limited commercial use. Any marketing approval we ultimately may have obtained may have been limited or subject to restrictions or post-approval commitments that rendered the approved product not commercially viable.

ALRN-6924 could have failed to receive marketing approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may have disagreed with the design or implementation of our clinical trials;
•
we may have been unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate was safe and effective for its proposed indication;
•
the results of clinical trials may not have met the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
we may have been unable to demonstrate that a product candidate’s clinical and other benefits outweighed its safety risks;
•
the FDA or comparable foreign regulatory authorities may have disagreed with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of ALRN-6924 may not have been sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may have failed to approve the manufacturing processes or facilities of third-party manufacturers with which we contracted for clinical and commercial supplies;
•
the FDA or comparable foreign regulatory authorities may have failed to approve any companion diagnostics that may have been required in connection with approval of our therapeutic product candidates; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may have significantly changed in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may have resulted in our failing to obtain marketing approval to market ALRN-6924, which would have significantly harmed our business, results of operations and prospects.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may have refused to accept any application or decided that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval for ALRN-6924 may have been limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

Failure to obtain marketing approval in foreign jurisdictions would have prevented ALRN-6924 from being marketed abroad. Any approval we may have been granted for ALRN-6924 in the United States would not have assured approval of ALRN-6924 in foreign jurisdictions.

In order to market and sell products in the European Union and many other foreign jurisdictions, separate marketing approvals must be obtained and numerous and varying regulatory requirements must be complied with. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not have obtained approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not have been able to file for marketing approvals and may not have received necessary approvals to commercialize our products candidates in any market.

Additionally, we could have faced heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may have forced us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which would have significantly and materially harmed our business.

Even if we obtained marketing approvals for ALRN-6924, the terms of approvals and ongoing regulation of our drugs could have required substantial expenditure of resources and may have limited how we manufactured and marketed our drugs, which would have materially impaired our ability to generate revenue.

Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Requirements concerning advertising and promotion must also be complied with. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended us of a drug product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. For example, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system. Manufacturers of approved drugs and those manufacturers’ facilities are also required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and any contract manufacturers could have been subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, if we received marketing approval for one or more of our product candidates, we and any contract manufacturers would have continued to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we were not able to comply with post-approval regulatory requirements, we could have had the marketing approvals for our drugs withdrawn by regulatory authorities and our ability to market any future drugs could have been limited, which could have adversely affected our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have had a negative effect on our operating results and financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business relied, which could have negatively impacted our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would have adversely affected our business. In addition, government funding of the SEC and other government agencies on which our operations may relied, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would have adversely affected our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have had a material adverse effect on our business. Further, future government shutdowns could have impacted our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have had a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also have impacted our business by delaying review of our public filings, to the extent such review was necessary, and our ability to access the public markets.

If ALRN-6924 received marketing approval, it would have been subject to substantial penalties if weor any future collaborator failed to comply with regulatory requirements or experienced unanticipated problems following approval.

If ALRN-6924had received marketing approval, ALRN-6924 would have been subject to continual review by the FDA and other regulatory authorities.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if ALRN-6924 was not marketed for the indications for which it received marketing approval , we or any future collaborator may have been subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have yielded various results, including:

•
litigation involving patients taking our drug;
•
restrictions on such drugs, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of a drug;
•
restrictions on drug distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning letters or untitled letters;
•
withdrawal of the drugs from the market;
•
refusal to approve pending applications or supplements to approved applications that we submitted;
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

Recently enacted and future legislation may have increased the difficulty and cost to obtain marketing approval of and commercialize ALRN-6924 and affected the prices at which of ALRN-6924 may have been sold.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could have prevented or delayed marketing approval of ALRN-6924, restricted or regulated post-approval activities and affected the ability to profitably sell ALRN-6924. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may have received for any approved products. If reimbursement of our products was unavailable or limited in scope, our business could have been materially harmed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 under the CARES Act. These Medicare sequester reductions were suspended through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise have affected the prices we may have obtained for ALRN-6924 for which we may have obtained regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we may have received for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might have brought to market. Reductions in reimbursement levels may negatively impact the prices we may have received or the frequency with which our products would have been prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have had an adverse effect on anticipated revenue from product candidates that we may have successfully developed and for which we may have obtained marketing approval and may have affected our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we may have obtained for products, if and when licensed.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager ("PBM") service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would have been fully at risk of government action if our products were the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also have further heightened the risk that we would not have been able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products had been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could have reduced the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could have resulted in reduced demand for our product candidates or additional pricing pressures.

In the E.U., similar political, economic and regulatory developments may have affected our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the E.U., the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may have been required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products was unavailable or limited in scope or amount or if pricing was set at unsatisfactory levels, our business could have been materially harmed.

We may have needed to seek to obtain certain regulatory designations for ALRN-6924. We may not have received such designations, and even if we did, such designation may not have led to a faster development or regulatory review or approval process.

We may have needed to seek to obtain breakthrough therapy designation, fast track designation, or priority review designation for ALRN-6924. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. FDA fast track designation is possible for drugs intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. In addition, if the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Such regulatory designations are within the discretion of the FDA, and the FDA may not have approved any application that we submitted. Even if we were to obtain breakthrough designation or fast track designation, the FDA may subsequently withdraw such designation if the FDA determines that the designation no longer meets the conditions for qualification or is no longer supported by data from our clinical development program. In addition, receipt of any such designations may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures, and does not assure ultimate approval by the FDA of any drug candidates so designated.

If we had continued development of ALRN-6924, our relationships with healthcare providers, physicians and third-party payors would have been subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could have exposed us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we had continued development of ALRN-6924, our relationships with healthcare providers, physicians and third-party payors would have been subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments. Arrangements with healthcare providers, physicians and third-party payors and patients may have exposed us to broadly applicable fraud and abuse and other healthcare laws and regulations that may have constrained the business or financial arrangements and relationships through which we would have marketed, sold and distributed our products. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties would comply with applicable healthcare laws and regulations would involve substantial costs. It is possible that governmental authorities would conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may have been subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation would cause us to incur significant legal expenses and would divert our management’s attention from the operation of our business, even if our defense was successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business was found to be not in compliance with applicable laws, it may have been costly to us in terms of money, time and resources, and they may have been subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may have involved the use of hazardous and flammable materials, including chemicals and biological materials. Our operations may also have produced hazardous waste products. We generally contracted with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could have been held liable for any resulting damages, and any liability could have exceeded our resources. We also could have incurred significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not have provided adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations could have impaired our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In November 2020 California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. If we decide to pursue further product development efforts, these laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of any products we may develop.

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

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

In the past we have received written notification from the Nasdaq Stock Market, or Nasdaq, informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Capital Market. As previously disclosed, on December 16, 2021, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. On June 7, 2022, we received notification from Nasdaq notifying us that we were provided an additional 180 calendar day period or until December 5, 2022 to regain compliance with the Bid Price Rule.

We completed a 1-for-20 reverse stock split on our common stock on November 10, 2022. We regained compliance with the Bid Price Rule after the closing bid price of our common stock was above $1.00 per share for 10 consecutive business days from November 11, 2022 to November 25, 2022. On November 28, 2022, we received a letter from Nasdaq notifying us that we had regained compliance with the Bid Price Rule and have remained in compliance.

There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market

An active trading market for our common stock may not be sustained.

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

Our stock price is volatile. During the period from June 28, 2017 to March 16, 2023, the closing price of our common stock ranged from a high of $298.20 per share to a low of $1.30 per share. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their shares at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•
the success of any strategic transaction we may consummate;
•
the timing and results of clinical trials of ALRN-6924;
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
•
the results of our efforts to discover, develop, acquire or in-license product candidates or products;
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
•
general economic, industry and market conditions, including potential high inflation rates; and
•
the other factors described in this “Risk Factors” section.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

As a public company, we incur, and particularly after we are no longer a “smaller reporting company” we will incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our becoming a public company, and our efforts to comply with the requirements of being a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Changes in tax law may adversely affect our business or financial condition. . The TCJA, as amended by the CARES Act, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of loss carrybacks for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely. The CARES Act delayed the 80% net operating loss limitation and allowed losses to be carried back five years for net operating losses generated in years beginning after December 31, 2017 and before December 1, 2021. In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

Regulatory guidance under the TCJA, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA, and additional tax legislation.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2022, we had federal net operating loss carryforwards of $239.6 million, of which $129.6 million will, if not utilized, begin to expire in 2029. As of December 31, 2022, we had state net operating carryforwards of $231.6 million, which will, if not utilized, begin to expire in 2030. Our federal and state research and development tax credit carryforwards of $2.7 million and $1.9 million, respectively, will, if not utilized, begin to expire in 2025 and 2026, respectively. We also have federal orphan drug tax credit carryforwards of $2.4 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of any strategic transaction. If we have experienced, or do experience, a change of control, as defined by Section 382, at any time since inception, our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 16, 2023, we had 4,541,167 shares of common stock outstanding.

We have filed several registration statements covering the resale of shares of our common stock held by several stockholders. In connection with our April 2019 private placement, we filed a registration statement covering the resale of shares purchased by the purchasers in the private placement and shares issuable upon exercise of warrants issued in the private placement. In August 2020 and February 2021, we filed registration statements on Form S-3 covering the resale of an aggregate of 635,000 shares of our common stock held by Satter Medical Technology Partners, L.P., or SMTP, and entities affiliated with SMTP. Dr. Nolan Sigal, a partner at Satter Management Co., L.P., an affiliate of SMTP, is a member of our board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 3,365 square feet of office space at our corporate headquarters in Boston, Massachusetts. The lease commenced April 2021, and has an initial term of two years. We do not plan to renew the lease following its expiration on March 31, 2023 and plan to operate virtually.

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

Holders of Our Common Stock

As of March 16, 2023, there were approximately 29 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-20 reverse stock split of our common stock that became effective on November 10, 2022, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Announcement of Exploration of Strategic Alternatives

In February 2023, we announced a review of initial data from our Phase 1b chemoprotection trial of ALRN-6924 in patients with p53-mutated breast cancer showed that patients in the trial experienced severe neutropenia (Grade 4) and alopecia. The primary endpoint of the Phase 1b open-label trial, which was evaluating ALRN-6924 in patients with breast cancer receiving neoadjuvant or adjuvant treatment with docetaxel, doxorubicin, and cyclophosphamide, or TAC chemotherapy, was duration and incidence of severe neutropenia in cycle 1. Incidence of chemotherapy-induced alopecia (hair loss) was a secondary endpoint. Based on these findings, we have decided to terminate the Phase 1b breast cancer trial and further development of ALRN-6924.

We also announced that we are exploring a range of strategic alternatives to maximize shareholder value. We have engaged Ladenburg Thalmann & Co., Inc. to act as a strategic advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transactions. There is no set timetable for this process and there can be no assurances that this process will result in us pursing a transaction or that any transaction, if pursued, will be completed on attractive terms. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about our ability to continue as a going concern.

In addition, we have determined to reduce our workforce from nine to three full-time employees, which we expect to complete in the second quarter of 2023. We plan to retain the remaining employees to assist in executing the strategic alternative review process.

Overview

ALRN-6924 is a MDM2/MDMX dual inhibitor that leverages our proprietary peptide drug technology.

When used as a chemoprotective agent, ALRN-6924 is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 was the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focused on treating patients with p53-mutated cancers. We originally initiated development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. When used as an anti-cancer agent, ALRN-6924 is designed to disrupt the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers.

Our clinical development program for ALRN-6924 as a selective chemoprotective agent in patients with p53-mutated cancer included the following clinical trials:

•
A Phase 1b open-label clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated breast cancer undergoing either neoadjuvant or adjuvant treatment with TAC chemotherapy;

•
A Phase 1b open-label clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated small cell lung cancer, or SCLC, undergoing treatment with second-line topotecan;
•
A Phase 1 pharmacology study of ALRN-6924 in healthy volunteers that evaluated the safety and tolerability of ALRN-6924, in addition to its cell cycle arrest mechanism of action, pharmacokinetic, and pharmacodynamic effects, including time to onset, magnitude and duration of cell cycle arrest; and
•
A Phase 1b randomized, double-blind, placebo-controlled clinical trial that evaluated ALRN-6924 as a chemoprotective agent in patients with p53-mutated non-small cell lung cancer, or NSCLC, undergoing first-line treatment with carboplatin plus pemetrexed with or without immune checkpoint inhibitors.

Our clinical development program for ALRN-6924 as an anti-cancer agent in patients with wild-type p53 included the following clinical trials:

•
A single-agent Phase 1 clinical trial that evaluated ALRN-6924 for the treatment of patients with solid tumors and patients with lymphoma;
•
A single-agent Phase 2a clinical trial that evaluated ALRN-6924 for the treatment of patients with peripheral T-cell lymphoma
•
A single-agent and Ara-C-combination Phase 1/1b trial that evaluated ALRN-6924 for the treatment of patients with acute myeloid leukemia and myelodysplastic syndrome; and
•
A combination trial that evaluated ALRN-6924 in combination with palbociclib for the treatment of patients with tumors harboring MDM2 amplifications.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $27.3 million and $26.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $272.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. In February 2023, we discontinued development of ALRN-6924 to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options. Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future.

Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash, cash equivalents and investments of $21.2 million as of December 31, 2022, will enable us to fund our operating expenses for at least twelve months following the date of this Annual Report on Form 10-K. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about our ability to continue as a going concern. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to consummate a successful acquisition, merger, business combination, or a sale of assets or other transaction. If we do not, our board of directors may decide to explore other strategic alternatives, including, without limitation, a dissolution of our company.

Reverse Stock Split

On November 10, 2022, we completed a reverse stock split of our outstanding shares of common stock at a ratio of one-for-twenty. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 15, 2022. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and, as we do not have any product candidates under development, we do not expect to generate any revenue from the sale of products in the future.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

For the periods presented in this Annual Report on Form 10-K, research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of ALRN-6924, and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical studies and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture ALRN-6924 for use in our preclinical studies and clinical trials
•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
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

For the periods presented in this Annual Report on Form 10-K, our employee and infrastructure resources are primarily devoted to the development of ALRN-6924. We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

In addition, we typically use our employee and infrastructure resources across our development programs. We track outsourced development costs and milestone payments made under our licensing arrangements by product candidate or development program, but we do not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates.

Research and development activities were central to our business model. We expect our research and development expenses to decrease beginning in the first half of 2023 as our result of our February 2023 decision to discontinue development of ALRN-6924 and our related reduction in workforce.

If we had continued development of ALRN-6924, we could not determine with certainty the duration and costs of any clinical trials of ALRN-6924 or if, when, or to what extent we would generate revenue from the commercialization and sale of any of our product candidate for which we obtained marketing approval. We may never have been successful in obtaining marketing approval for any product candidate. If we had continued development of ALRN-6924, the duration, costs and timing of clinical trials and development of ALRN-6924 would depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials of ALRN-6924, or other product candidates that we may have developed and other research and development activities that we may have conducted;
•
uncertainties in clinical trial design and patient enrollment rates;
•
significant and changing government regulation and regulatory guidance;
•
the timing and receipt of any marketing approvals; and
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to have required us to conduct clinical trials beyond those that we anticipated would be required for the completion of clinical development of a product candidate, or if we experienced significant trial delays due to patient enrollment or other reasons, we would have been required to expend significant additional financial resources and time on the completion of clinical development.

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

We anticipate that our general and administrative expenses will decrease beginning in the first half of 2023 following our February 2023 decision to discontinue development of ALRN-6924 and the related reduction in workforce. Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process

Interest Income

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

Income Taxes

Since our inception in 2001, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of $239.6 million and $231.6 million, respectively, which begin to expire in 2029 and 2030, respectively. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.9 million, respectively, which begin to expire in 2025 and 2026, respectively. We also have federal orphan drug tax credit carryforwards of $2.4 million which begin to expire in 2039.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state statutes due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of any strategic transaction. If we have experienced, or do experience, a change of control, as defined by Section 382 and similar state statutes, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and similar state statutes, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 in thousands:

	Year Ended December 31,		Increase
	2022	2021	(Decrease)
Revenue	$—	$—	$—
Operating expenses:
Research and development	17,967	17,008	959
General and administrative	9,680	9,597	83
Total operating expenses	27,647	26,605	1,042
Loss from operations	(27,647)	(26,605)	(1,042)
Other income (expense), net	318	441	(123)
Net loss	$(27,329)	$(26,164)	$(1,165)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $18.0 million, compared to $17.0 million for the year ended December 31, 2021. The increase of $1.0 million was primarily due to $3.5 million of increased spending for our terminated Phase 1b breast cancer trial, offset by reduced spending of $1.3 million for our completed healthy volunteer study, $1.0 million for our completed small cell lung cancer trial, and $0.3 million for our completed Phase 1b non-small cell lung cancer trial.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2022, compared to $9.6 million for the year ended December 31, 2021. The increase of $0.1 million in general and administrative expense was primarily a result of travel related expenses.

Other Income (Expense), net

Other income, net of $0.3 million for the year ended December 31, 2022 consisted solely of interest income.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any product candidate, including ALRN-6924, and, as we do not have any product candidates under development, we do not expect to generate revenue from sales of any products. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of December 31, 2022, we had cash, cash equivalents and investments of $21.2 million.

Public Offerings

On April 2, 2019, we issued and sold in a private placement an aggregate of (i) 591,922 units, consisting of 591,922 shares of our common stock and associated warrants, or the common warrants, to purchase an aggregate of 591,922 shares of common stock, for a combined price of $40.20 per unit and (ii) 54,837 units, consisting of (a) pre-funded warrants to purchase 54,837 shares of our common stock and (b) associated common warrants to purchase 54,837 shares of common stock, for a combined price of $40.20 per unit. The pre-funded warrants had an exercise price of $0.20 per share and had no expiration. The common warrants are exercisable at an exercise price of $40.00 per share and expire in April 2024. The securities were sold pursuant to a securities purchase agreement entered into with accredited investors on March 28, 2019. We received aggregate gross proceeds from the private placement of approximately $26.0 million before deducting placement agent fees and offering expenses of approximately $2.2 million and excluding the exercise of any warrants. In July 2019, all outstanding pre-funded warrants were exercised for 54,837 shares of common stock.

In January 2021, we issued and sold an aggregate of 1,631,549 shares of common stock in a registered direct offering at a purchase price per share of $22.00. The aggregate gross proceeds of the registered direct offering were $35.9 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us of approximately $2.9 million.

At-the-Market Offering

In July 2019, we entered into a Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, under which we were able to issue and sell shares of common stock, having an aggregate offering price of up to $15.0 million, or the Prior Sales Agreement. During the year ended December 31, 2020, we issued and sold an aggregate of 208,044 shares of common stock pursuant to the Prior Sales Agreement for gross proceeds of $4.0 million, before deducting commissions and fees. Between January 1, 2021 and January 28, 2021, we sold an additional 358,749 shares of common stock pursuant to the Prior Sales Agreement for gross proceeds of $9.7 million, before deducting commissions and fees. We terminated the Prior Sales Agreement in January 2021.

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. During the year ended December 31, 2021, we issued and sold an aggregate of 261,270 shares of common stock pursuant to the ATM Sales Agreement for proceeds of $10.6 million, after deducting commissions and fees, and approximately $19.4 million remained available for sale under the ATM Sales Agreement as of December 31, 2022. Pursuant to a prospectus relating to the ATM Sales Agreement we filed with the SEC on June 21, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $14.0 million under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the year ended December 31, 2022.

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

Upon entering into the Purchase Agreement, we issued and sold 18,382 shares of common stock, or the Initial Purchase Shares, to LPC at a price per share of $27.20, or $0.5 million, which is part of the $15.0 million of shares of common stock that we may sell to LPC under the Purchase Agreement. Additionally, we issued to LPC as a commitment fee of 11,029 shares of common stock as consideration for LPC entering into the Purchase Agreement.

Under the Purchase Agreement, we may, at our discretion, direct LPC to purchase on any single business day, or a Regular Purchase, up to (i) 12,500 shares of common stock if the closing sale price of our common stock is not below $30.00 per share on Nasdaq, (ii) 10,000 shares of common stock if the closing sale price of our common stock is not below $20.00 per share on Nasdaq or (iii) 7,500 shares of common stock if the closing sale price of our common stock is below $20.00 per share on Nasdaq. In any case, LPC’s commitment in any single Regular Purchase may not exceed $1.0 million. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. Under the Purchase Agreement, we may not effect any sales of shares of common stock on any purchase date that the closing sale price of our common stock on Nasdaq is less than the floor price of $6.00 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction. As of the date of this Annual Report on Form 10-K, the closing sale price of our common stock on Nasdaq is less than the floor price of $6.00 per share under the Purchase Agreement. As a result, we cannot issue and sell shares of our common stock to LPC under the Purchase Agreement, and we do not expect to be able to do so for the foreseeable future.

In addition to Regular Purchases, we may also direct LPC to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

The net proceeds under the Purchase Agreement to us will depend on the frequency of sales and the number of shares sold to LPC and prices at which we sell shares to LPC.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. In the year ended December 31, 2020, we issued and sold an aggregate of 70,882 shares of common stock to LPC for gross proceeds of $1.8 million. In the year ended December 31, 2021, we issued and sold an aggregate of 68,750 shares of common stock to LPC for gross proceeds of $2.6 million. There were no sales under the Purchase Agreement during the year ended December 31, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(24,865)	$(23,754)
Cash (used in) provided by investing activities	26,459	(35,917)
Cash provided by financing activities	—	55,657
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,594	$(4,014)

Operating Activities.

During the year ended December 31, 2022, operating activities used $24.9 million of cash, primarily resulting from our net loss of $27.3 million and cash provided by the change in operating assets and liabilities of $0.4 million offset by non-cash charges of $2.0 million. Non-cash charges resulted primarily from stock-based compensation expense. Changes in our operating assets and liabilities during the year ended December 31, 2022 consisted primarily of a decrease of $1.6 million in accrued expenses and other current liabilities, a decrease of $1.6 million in prepaid expense and other assets, and an increase of $0.5 million in accounts payable.

During the year ended December 31, 2021, operating activities used $23.8 million of cash, primarily resulting from our net loss of $26.2 million and cash provided by the change in operating assets and liabilities of $0.2 million offset by non-cash charges of $2.2 million. Non-cash charges resulted primarily from stock-based compensation expense. Changes in our operating assets and liabilities during the year ended December 31, 2021 consisted primarily of an increase of $1.0 million in accrued expenses and other current liabilities and a decrease of $0.3 million in prepaid expense and other assets, and $0.4 million in accounts payable

Investing Activities.

During the year ended December 31, 2022, investing activities provided $26.5 million of cash. We received $48.3 million of proceeds from the sale of investments, offset by $21.9 million of purchases of investments.

During the year ended December 31, 2021, investing activities used $35.9 million of cash. We received $37.8 million of proceeds from the sale of investments and $0.1 million from the sale of property and equipment offset by $73.6 million of purchases of investments.

Financing Activities.

During the year ended December 31, 2022, net cash provided by financing activities was $0 million.

During the year ended December 31, 2021, net cash provided by financing activities was $55.7 million due to the proceeds received from the sale of common stock in the first quarter of 2021.

Funding Requirements

We expect our operating expenses to decrease significantly beginning in the first half of 2023 following our February 2023 decision to discontinue development of ALRN-6924 and implement a reduction in workforce. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs.

Our future capital requirements will depend on many factors, including:

•
whether we realize the anticipated cost savings in connection with our February 2023 workforce reduction;
•
our ability to consummate a strategic transaction and the nature and type of such transaction;
•
the time and costs necessary to close out our Phase 1b breast cancer trial; and
•
the costs associated with operating as a public company.

If we continued to pursue development of ALRN-6924, our capital requirements would have depended on many factors, including:

•
the scope, progress, results and costs of our preclinical studies, CMC, and clinical trials and ALRN-6924;
•
the costs, timing and outcome of regulatory review of ALRN-6924;
•
our ability to establish and maintain collaborations with third parties on favorable terms, if at all;
•
the success of any collaborations that we may have entered into with third parties;
•
the extent to which we acquired or invested in businesses, products and technologies, including entering into licensing or collaboration arrangements for ALRN-6924, although we currently have no commitments or agreements to complete any such transactions;
•
the costs and timing of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval; and

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other third-party funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

There can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about our ability to continue as a going concern.

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our strategic process and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential strategic alternatives. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Contractual Obligations

We lease 3,365 square feet of office space at our corporate headquarters in Boston, Massachusetts. Our remaining contractual rent commitment under this lease was less than $0.1 million as of December 31, 2022. The lease expires March 31, 2023 and we do not plan on renewing the lease. Following expiration of the lease, we plan to operate virtually. For a description of our lease obligations, refer to Note 12 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

Emerging Growth Company Status

Prior to December 31, 2022, we qualified as an “emerging growth company” as defined in Section 101 of The Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We ceased to qualify as an emerging growth company as of December 31, 2022, and are now subject to Section 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, beginning with our fiscal year starting January 1, 2023. However, notwithstanding the loss of our status as an emerging growth company, we will continue to be exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 for so long as we are neither a “large accelerated filer” nor an “accelerated filer” as those terms are defined in Rule 12b-2 under the Exchange Act.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. For so long as we continue to be a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is, other than the information required by Item 402(v) of Regulation S-K, incorporated herein by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(c)
Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	11/10/2022	3.2

3.3	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.3

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	3/30/2020	4.3

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	2021 Stock Incentive Plan	8-K	6/17/2021	99.1

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan				X

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan				X

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.15	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.16+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.17*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.18*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.19*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.20*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.21	Securities Purchase Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.1

10.22	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4

10.23	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.24	Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.1

10.25	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.26	Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C.	8-K	1/29/2021	1.1

10.27	Sublease Agreement, dated March 26, 2021, by and among the Company, Vittoria Industries North America, Inc. and Waterfront Equity Partners, LLC	10-Q	5/11/2021	10.1

10.28*	Separation and Release of Claims Agreement, dated July 8, 2022, by and between the Company and Vojislav Vukovic, M.D., Ph.D.	10-Q	8/15/2022	10.1

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aileron Therapeutics, Inc.

Date: March 20, 2023	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manuel C. Alves Aivado, M.D., Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2023
Manuel C. Alves Aivado, M.D., Ph.D.

/s/ Susan L. Drexler	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2023
Susan L. Drexler

/s/ Jeffrey A. Bailey	Chairman of the Board of Directors	March 20, 2023
Jeffrey A. Bailey

/s/ Reinhard J. Ambros, Ph.D.	Director	March 20, 2023
Reinhard J. Ambros, Ph.D.

/s/ William T. McKee	Director	March 20, 2023
William T. McKee

/s/ Jodie P. Morrison	Director	March 20, 2023
Jodie P. Morrison

/s/ Nolan Sigal, M.D., Ph.D.	Director	March 20, 2023
Nolan Sigal, M.D., Ph.D.

/s/ Joseph H. Von Rickenbach	Director	March 20, 2023
Joseph H. Von Rickenbach

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aileron Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aileron Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations and had an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Research Contract Costs and Accruals

As described in Notes 2 and 6 to the financial statements, research and development expenses were $18.0 million for the year ended December 31, 2022. The Company has entered into various research and development contracts with research institutions and other companies. These agreements are cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs, with $0.5 million recorded as of December 31, 2022 within accrued expenses and other current liabilities. This process involves reviewing open contracts and purchase orders, communicating with personnel to identify services that have been performed and estimating level of service performed and the associated costs incurred for the services for which the Company has not yet been invoiced. Significant judgment and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to research contract costs and accruals is a critical audit matter are the significant judgment by management when recording accruals for estimated ongoing research costs and a high degree of auditor effort in performing procedures related to the Company’s research contract costs and accruals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) evaluating, on a sample basis, accruals for estimated ongoing research costs, by (a) testing the completeness and accuracy of costs incurred for services that have been performed and for which the Company has been invoiced by comparing amounts to third-party vendor contracts and invoices and (b) evaluating the reasonableness of the cost incurred for the services for which the Company has not yet been invoiced by comparing estimated amounts to information received from third-party vendors and (ii) testing, on a sample basis, classification of research and development expenses.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 20, 2023

We have served as the Company's auditor since 2009.

AILERON THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,194	$3,600
Investments	16,048	42,333
Prepaid expenses and other current assets	606	2,219
Restricted cash	25	25
Total current assets	21,873	48,177
Operating lease, right-of-use asset	40	152
Other non-current assets	24	24
Property and equipment, net	70	128
Total assets	$22,007	$48,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,720	$1,210
Accrued expenses and other current liabilities	1,631	3,205
Operating lease liabilities, current portion	33	93
Total current liabilities	3,384	4,508
Operating lease liabilities, net of current portion	—	69
Total liabilities	3,384	4,577
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 45,000,000 and 15,000,000 shares authorized at December 31, 2022 and December 31, 2021; respectively; 4,541,167 and 4,528,667 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	91	91
Additional paid-in capital	291,365	289,282
Accumulated other comprehensive (loss)	(48)	(13)
Accumulated deficit	(272,785)	(245,456)
Total stockholders’ equity	18,623	43,904
Total liabilities and stockholders’ equity	$22,007	$48,481

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	17,967	17,008
General and administrative	9,680	9,597
Total operating expenses	27,647	26,605
Loss from operations	(27,647)	(26,605)
Other income (expense), net	318	441
Net loss	$(27,329)	$(26,164)
Net loss per share—basic and diluted	$(6.02)	$(5.89)
Weighted average common shares outstanding—basic and diluted	4,539,318	4,440,338
Comprehensive loss:
Net loss	$(27,329)	$(26,164)
Other comprehensive gain (loss):
Unrealized (loss) on investments, net of tax of $0	(35)	(11)
Total other comprehensive (loss)	(35)	(11)
Total comprehensive loss	$(27,364)	$(26,175)

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2020	2,190,208	$44	$231,412	$(2)	$(219,292)	$12,162
Issuance of common stock	2,320,313	46	59,042	—	—	59,088
Issuance costs	—	—	(3,506)	—	—	(3,506)
RSUs vested, net of shares repurchased for tax	12,500	—	—	—	—	0
Exercise of stock options	5,646	1	74	—	—	75
Stock-based compensation expense	—	—	2,260	—	—	2,260
Unrealized loss on investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(26,164)	(26,164)
Balances at December 31, 2021	4,528,667	$91	$289,282	$(13)	$(245,456)	$43,904
RSUs vested, net of shares repurchased for tax	12,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,083	—	—	2,083
Unrealized loss on investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(27,329)	(27,329)
Balances at December 31, 2022	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,329)	$(26,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	169	121
Net amortization of premiums and discounts on investments	(208)	240
Stock-based compensation expense	2,083	2,260
Forgiveness of Paycheck Protection Program loan	—	(387)
(Gain) on disposition of property and equipment	—	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,613	(291)
Other assets	—	(24)
Accounts payable	510	(386)
Operating lease liabilities	(129)	(66)
Accrued expenses and other current liabilities	(1,574)	1,009
Net cash used in operating activities	(24,865)	(23,754)
Cash flows from investing activities:
Purchases of investments	(21,850)	(73,577)
Proceeds from sales or maturities of investments	48,309	37,751
Purchases of property and equipment	—	(157)
Proceeds from sale of fixed asset	—	66
Net cash (used in) provided by investing activities	26,459	(35,917)
Cash flows from financing activities:
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of issuance costs	—	55,583
Proceeds from exercise of stock options	—	74
Net cash provided by financing activities	—	55,657
Net Increase (decrease) in cash, cash equivalents and restricted cash	1,594	(4,014)
Cash, cash equivalents and restricted cash at beginning of period	3,625	7,639
Cash, cash equivalents and restricted cash at end of period	$5,219	$3,625

Cash and cash equivalents, end of year	$5,194	$3,600
Restricted cash, end of year	25	25
Cash and cash equivalents and restricted cash, end of year	$5,219	$3,625

The accompanying notes are an integral part of these financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company. Our product candidate, ALRN-6924, is a MDM2/MDMX dual inhibitor that leverages our proprietary peptide drug technology.

When used as a chemoprotective agent, ALRN-6924 is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 was the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focused on treating patients with p53-mutated cancers. We originally initiated development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. When used as an anti-cancer agent, ALRN-6924 is designed to disrupt the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers.

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

In February 2023, the Company decided to terminate further development of ALRN-6924 and to reduce its workforce from nine to three full-time employees.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On November 10, 2022, the Company effected a one-for-twenty reverse stock split on its common stock (the “Reverse Stock Split”). The Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on November 11, 2022. Pursuant to the Reverse Stock Split, every 20 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The Reverse Stock Split reduced the authorized number of shares of common stock from 300,000,000 to 15,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the Reverse Stock Split the Company has 45,000,000 shares of common stock authorized. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2022, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of December 31, 2022, the Company had cash, cash equivalents and investments of $21,242. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $272,785 as of December 31, 2022. The Company expects to continue to generate losses for the foreseeable future.

On February 21, 2023, the Company has decided to terminate the Phase 1b breast cancer trial and further development of ALRN-6924. The Company determined to reduce the Company’s remaining workforce from nine to three employees. The Company also announced that it is exploring a range of strategic alternatives to maximize stockholder value. The Company has engaged a third party to act as a strategic advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transaction. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed.

While the Company has cash, cash equivalents and investments of $21,242 as of December 31, 2022, due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including their impact on its cash consumption, the Company has concluded that as of the date of this Annual Report on Form 10-K there is substantial doubt about its ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

The Company will need substantial funding to support its continuing operations. Until such time as the Company can generate significant revenue, if ever, it expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including third-party funding. The Company may not be able to obtain financing when needed, on acceptable terms or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. There can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation. If the Company is unable to raise additional funds when needed or enter into a transaction, the Company may be required to delay, limit, reduce or terminate its strategic process and it may consider seeking protection under the bankruptcy laws. If the Company decides to seek protection under the bankruptcy laws, the Company would expect that it would file for bankruptcy at a time that is significantly earlier than when it would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts and commercial paper, are stated at fair value.

Restricted Cash

As of December 31, 2022 and December 31, 2021, restricted cash of $25 consisted of cash deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards.

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

Prior to the February 2023 decision to discontinue development of ALRN-6924, the Company was dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relied on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could have been adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

Leases

The Company has an operating lease of office space, which has a remaining lease term of less than 1 year and includes one or more options to renew or terminate early. The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments, initial direct costs paid or incentives received. The Company’s leases do not contain an implicit rate, and therefore the Company uses an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Options to extend or terminate the lease are reflected in the calculation when it is reasonably certain that the option will be exercised. The Company has elected to account for lease and non-lease components as a single lease component, however non-lease components that are variable, such as common area maintenance and utilities, are generally paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and operating lease liability and are reflected as an expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,661	$—	$—	$1,661
Investments:
Commercial paper	—	12,814	—	12,814
Treasury bills	—	3,234	—	3,234
	$1,661	$16,048	$—	$17,709

	Fair Value Measurements as of December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	2,438	—	—	2,438
Investments:
Commercial paper	—	33,969	—	33,969
Corporate notes	—	6,366	—	6,366
Treasury bills	—	1,998	—	1,998
	$2,438	$42,333	$—	$44,771

As of December 31, 2022 and 2021, the Company’s cash equivalents and investments were invested in money market funds, corporate notes and commercial paper and were valued based on Level 1 and Level 2 inputs. In determining the fair value of its corporate notes, commercial paper, and treasury bills at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 3.

4. Investments

As of December 31, 2022 and 2021, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,846	$—	$(32)	$12,814
Treasury bills	3,250	—	(16)	3,234
	$16,096	$—	$(48)	$16,048

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$33,976	$—	$(7)	$33,969
Corporate notes	6,368	—	(2)	6,366
Treasury bills	2,002	—	(4)	1,998
	$42,346	$—	$(13)	$42,333

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Computer equipment and software	$340	$340
	340	340
Less: Accumulated depreciation and amortization	(270)	(212)
	$70	$128

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $169 and $121, respectively. During the year ended December 31, 2021, the Company received payment for disposed, fully depreciated assets, resulting in a gain on sale of $66.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
External research and development services	$533	$1,575
Payroll and payroll-related costs	425	1,182
Professional fees	492	388
Other	181	60
	$1,631	$3,205

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

8. Preferred Stock

On July 5, 2017, in connection with the closing of the Company’s IPO, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 5,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding.

9. Common Stock

On June 16, 2021, the Company filed a certificate of amendment to its restated certificate of incorporation which increased the authorized number of shares of common stock from 7,500,000 shares of $0.001 par value common stock to 15,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of December 31, 2022 and 2021, no dividends had been declared.

Reverse Stock Split

The Company’s stockholders approved a reverse stock split of the Company’s common stock on June 15, 2022. The Company effected the Reverse Stock Split on November 10, 2022. Pursuant to the Reverse Stock Split, every 20 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The Reverse Stock Split reduced the authorized number of shares of common stock from 300,000,000 to 15,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the Reverse Stock Split the Company has 45,000,000 shares of common stock authorized. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted. All share and per share amounts disclosed give effect to the Reverse Stock Split on a retroactive basis.

Sales of Common Stock

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), an aggregate of 1,631,549 shares of common stock, $0.001 par value per share, at a purchase price per share of $22.00 (the “Shares”). The aggregate gross proceeds of the Offering were $35,894, before deducting $2,887 of fees payable to the placement agent and other offering expenses payable by the Company. The Offering closed on January 8, 2021.

Between January 1, 2021 and January 28, 2021, the Company issued and sold an aggregate 358,749 shares of its common stock pursuant to its sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”), resulting in gross proceeds of $9,658, before deducting expenses of $290. The Company terminated its sales agreement with Jones Trading in January 2021.

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 261,270 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. Pursuant to a prospectus relating to the ATM Sales Agreement filed by the Company with the SEC on June 21, 2022, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $14,024 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the twelve months ended December 31, 2022.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 68,750 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. During the year ended December 31, 2020, the Company issued and sold 29,411 shares to LPC under the purchase agreement for proceeds of $500. There were no sales under the purchase agreement during the twelve months ended December 31, 2022. Under the purchase agreement, the Company may not effect any sales of shares of common stock on any purchase date that the closing sale price of its common stock on Nasdaq is less than the floor price of $6.00 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction

In June 2020, the Company issued and sold in an underwritten public offering an aggregate of 508,102 shares of common stock, including an additional 53,557 shares of common stock upon the partial exercise of an option of the underwriter to purchase additional shares, for a purchase price to the public of $22.00 per share. The Company received aggregate gross proceeds from the public offering of approximately $11,178, before deducting underwriting discounts and commissions and offering expenses of $932.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 591,922 units, consisting of 591,922 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 591,922 shares of common stock, for a combined price of $40.20 per unit and (ii) 54,837 units, consisting of (a) pre-funded warrants to purchase 54,837 shares of our common stock and (b) associated common warrants to purchase 54,837 shares of common stock, for a combined price of $40.20 per unit. The pre-funded warrants had an exercise price of $0.20 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 54,837 shares of common stock. At December 31, 2021 there were 646,759 common warrants outstanding with an exercise price of $40.00 per share.

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

As of December 31, 2022, the Company had reserved 612,269 shares for the exercise of outstanding stock options and grant of future awards under the Company’s stock incentive plans (see Note 10).

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

The total number of shares of common stock that may be issued under the 2021 Plan was 728,685 as of December 31, 2022, of which 315,948 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 375 shares of common stock were initially reserved for issuance under this plan. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 1,556 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The compensation committee of the board of directors determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2022 or January 1, 2023. The Company has not issued any shares under the 2017 ESPP.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2022 and 2021 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.50%	0.96%
Expected term (in years)	6.1	6.2
Expected volatility	94.2%	91.0%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2021	468,799	$35.78	8.5	$4
Granted	157,789	9.27
Exercised	—	0.00
Canceled	—	0.00
Forfeited	(73,653)	20.31
Expired	(15,823)	47.25
Outstanding at December 31, 2022	537,112	$29.77	7.9	$—

Options exercisable at December 31, 2022	288,821	$40.15	7.1	$—
Options vested and expected to vest at December 31, 2022	529,549	$29.95	7.8	$—
Options exercisable at December 31, 2021	2,944,622	$2.89	6.9	$4
Options vested and expected to vest at December 31, 2021	9,164,726	$1.80	8.4	$4

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $7.32 and $19.40, respectively.

The aggregate fair value of stock options that vested during the year ended December 31, 2022 and 2021 was $2,808 and $1,106, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was $0 and $68, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2021:

		Weighted-Average
		Grant Date
	Units	per Unit
Outstanding, non-vested at December 31, 2021	—	$—
Issued	12,500	7.80
Vested	(12,500)	7.80
Canceled/forfeited	—	—
Outstanding, non-vested at December 31, 2022	—	—

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2021
Research and development expenses	$600	$531
General and administrative expenses	1,483	1,729
	$2,083	$2,260

As of December 31, 2022, the Company had an aggregate of $3,187 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.49 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(27,329)	$(26,164)

Denominator:
Weighted average common shares outstanding—basic and diluted	4,539,318	4,440,338

Net loss per share attributable to common stockholders—basic and diluted	$(6.02)	$(5.89)

The Company’s potential dilutive securities, which include stock options as of December 31, 2022 and 2021, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Warrants to purchase common stock	646,759	646,759
Stock options to purchase common stock	537,112	468,799
Total	1,183,871	1,115,558

12. Commitments and Contingencies

Operating Leases

285 Summer Street

On March 26, 2021, the Company entered into a lease agreement for office space located at 285 Summer Street, Boston, Massachusetts (the “285 Summer Street Lease”). Under the terms of the 285 Summer Street Lease, starting on April 1, 2021, and has a two year term, the Company leases approximately 3,365 square feet of office space at $42.00 per square foot per year, or $141 per year in base rent, which is subject to scheduled annual rent increases plus certain operating expenses and taxes. The lease expires March 31, 2023 and we do not plan to renew the lease. Following expiration of the lease, we plan to operate virtually.

The Company accounted for this lease under ASC 842 using its initial two-year term through March 31, 2023. The Company classified this lease as an operating lease and recorded a right-of-use asset of $228 and lease liability of $228 on the effective date. The Company recognizes rent expense on a straight-line basis throughout the remaining term of the lease.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2022 and 2021:

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Lease cost (1)
Operating lease cost	$125	$93
Total lease cost	$125	$93

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$143	$82
Weighted average remaining lease term (in years)	0.3	1.3
Weighted average discount rate	12%	12%

(1)
Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2022 and 2021 were not material.

As of December 31, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

2022
2023	35
2024 and thereafter	-
Total lease payments	35
Less: imputed interest	(2)
Total operating lease liabilities	$33

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

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110 each year. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license fees of $110 and $145 during each of the years ended December 31, 2022 and 2021, respectively. In addition, the Company did not make any milestone payments during the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, no milestones were achieved and no liabilities for milestone payments were recorded in the Company’s financial statements. From 2010 through December 31, 2022 and December 31, 2021, the Company had made non-refundable cash payments, consisting of license and maintenance fees, milestone payments and sublicense fees, totaling $5,118 and $5,008, respectively.

As of December 31, 2022, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during each of the years ended December 31, 2022 and 2021. The Company did not make any milestone payments during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, no milestones were achieved and no liabilities for additional milestone payments were recorded in the Company’s financial statements.

The agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of December 31, 2022 or December 31, 2021.

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.4)	(6.4)
Research and development and orphan drug tax credits	(2.9)	(2.7)
Other permanent items	0.9	0.5
Change in deferred tax asset valuation allowance	28.4	29.6
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$64,959	$61,934
Research and development and orphan drug tax credit carryforwards	6,606	5,725
Capitalized research and development expenses	4,380	52
Accrued expenses and reserves	61	290
Depreciation and amortization	—	445
Lease Liability	9	44
Stock compensation	1,442	1,231
Total deferred tax assets	77,457	69,721
Valuation allowance	(77,441)	(69,680)
Net deferred tax assets	$16	$41
Deferred Tax Liabilities:
Depreciation and amortization	$(5)
Right of Use Asset	$(11)	$(41)
Total Deferred Tax Liabilities	$(16)	$(41)
Net Deferred Tax Asset (Liability)	$—	$—

Since inception in 2001, the Company has not recorded any U.S. federal or state income tax benefits for the net losses the Company has incurred in any year or for its earned research and development tax credits, due to its uncertainty of realizing a benefit from those items. As of December 31, 2022, the Company had net operating loss carryforwards for federal and state purposes of $239,638 and $231,570, respectively. $129,596 of the U.S. federal tax operating loss carryforwards will begin to expire in 2029. Approximately $110,042 of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2030. As of December 31, 2022, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $2,664 and $1,922, respectively, which begin to expire in 2025 and 2026, respectively. As of December 31, 2022, the Company also had available orphan drug credit carryforwards of $2,423 for federal income tax purposes, which begin to expire in 2039. On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over 5 years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $17,705 of research and development expenses for the year ended December 31, 2022.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state statutes due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382 and similar state statutes, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 and similar state statutes, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended
	December 31,
	2022	2021
Valuation allowance at beginning of year	$(69,680)	$(61,932)
Increases recorded to income tax provision	(7,761)	(7,748)
Valuation allowance at end of year	$(77,441)	$(69,680)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2022 or 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

14. 401(k) Plan

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. The Company provides a safe harbor match with a maximum amount of 4.0% of the participant’s compensation, and vests 100% at time of match. The Company accrued approximately $105.0 for the estimated safe harbor matching contribution for the year ended December 31, 2022.

15. Subsequent Event

On February 16, 2023, the Board of Directors (the “Board”) of the Company determined to reduce the Company’s remaining workforce from nine to three employees. The determination to effect the workforce reduction was made in connection with the Company’s decision, further described below, to terminate its Phase 1b breast cancer trial of ALRN-6924 and further development of ALRN-6924. The workforce reduction is designed to reduce the Company’s operating expenses while the Company explores a range of strategic alternatives. The workforce reduction is expected to be completed in the second quarter of 2023.

Affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company estimates that the severance and termination-related costs will be approximately $1.0 to $1.1 million and expects to record these costs in the first quarter of 2023. The Company expects that payment of these costs will be made through the second quarter of 2023. The Company’s estimate of costs and the expected timing for recording and paying those costs are subject to a number of assumptions and actual results may differ. The Company may also incur other costs not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The Company also announced that it is exploring a range of strategic alternatives to maximize stockholder value. The Company has engaged Ladenburg Thalmann & Co., Inc. to act as a strategic advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transaction. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms.