Form 10-K/A
period 2022-12-31
AILERON THERAPEUTICS INC
filed 2023-04-28
CIK 1420565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December
31
, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File
Number 001-38130

Aileron Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

738 Main Street, Unit #398 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617)
995-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market
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
of the Exchange Act).    YES  ☐    NO  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§ 240.10D-1(b).  ☐
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting
common equity held by
non-affiliates
of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Capital Market was $19,137,097.

Auditor Name:	Auditor Location:	Auditor Firm ID:
PricewaterhouseCoopers LLP	Boston, MA	238
As of March 16, 2023, the Registrant has 4,541,167 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) is filed with respect to our Annual Report on Form
10-K
for the year ended December 31, 2022 (the “Original Filing”), filed with the Securities and Exchange Commission(the “SEC”) on March 20, 2023. We are filing this Amendment solely for the purpose of including the information required by Part III of Form
10-K,
which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III of Form
10-K
to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end. However, we do not intend to file a definitive proxy statement for our 2023 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2022.
Accordingly, this Amendment is being filed solely to (i) provide the information required by Items 10 through 14 of Part III of the Original Filing, and (ii) delete the reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to
Rule 13a-14(a) or 15d-14(a) of
the Exchange Act.
This Amendment speaks as of the date of the Original Filing and, except as described above, this Amendment makes no changes to the Original Filing. This Amendment does not amend, update or change the financial statements or any other information presented in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.
On November 11, 2022, we effected a
1-for-20
reverse stock split of our issued and outstanding common stock. As a result of the reverse stock split, every 20 shares of our common stock issued and outstanding were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise have been entitled to a fractional share of our common stock were instead entitled to receive a proportional cash payment. Unless otherwise indicated, all historical share and per share amounts in this Amendment have been adjusted to reflect the reverse stock split. Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options, and the number of shares of common stock reserved for future issuance under our 2006 Equity Incentive Plan, as amended, our 2016 Stock Incentive Plan, our 2017 Stock Incentive Plan, our 2021 Stock Incentive Plan, and our 2017 Employee Stock Purchase Plan.
Unless indicated otherwise, throughout this Amendment, references to “Aileron,” “the Company,” “we,” “us” and “our” refer Aileron Therapeutics, Inc. and its subsidiaries, except where the context otherwise requires or indicates.
Aileron and the other trademarks or service marks of Aileron appearing in this Amendment are the property of Aileron. All other trademarks, service marks or other trade names appearing in this Amendment are the property of their respective owners.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the name, age as of April 25, 2023, and position of each of our executive officers.

Name	Age	Position(s)
Manuel C. Alves Aivado, M.D., Ph.D.*	53	President and Chief Executive Officer, Director
Susan L. Drexler**	53	Interim Chief Financial Officer

*	Dr. Aivado is a member of our board of directors. See “– Board of Directors” below for more information about Dr. Aivado.
**	Ms. Drexler is not directly compensated by Aileron for her services to us as our interim chief financial officer.

Susan L. Drexler has served as our interim chief financial officer since June 2022. Since January 2022, Ms. Drexler has served as a chief financial officer consultant at Danforth Advisors, a firm that specializes in outsourced corporate functions for life sciences companies. From October 2019 to March 2021, Ms. Drexler served as chief financial officer at Harmony Biosciences, a life sciences company. From April 2018 to June 2019, Ms. Drexler served in various roles as interim chief financial officer and vice president of business development at Ocugen, Inc., a biotechnology company. From August 2015 to November 2017, Ms. Drexler served in senior roles in business development and market intelligence at AmerisourceBergen Corporation, a company that provides distribution, logistics and technology solutions to life sciences companies. From July 2007 to June 2015, Ms. Drexler held a senior business development finance role at Shire Pharmaceuticals, a biopharmaceutical company. Earlier in her career, Ms. Drexler held roles of increasing responsibility in finance consulting at Duff & Phelps, LLC, a financial consultancy firm, and senior audit roles at PricewaterhouseCoopers LLP. Ms. Drexler earned a B.S. in Accounting from Albright College and an M.B.A. from the Joseph M. Katz Graduate School of Business at the University of Pittsburgh. Ms. Drexler is a Certified Public Accountant in the State of Pennsylvania.

Board of Directors

Our restated certificate of incorporation, as amended, provides for a classified board of directors. This means that our board of directors is divided into three classes, with each having as nearly as possible an equal number of directors, with terms of service of each class of directors staggered for three-year terms, so that the term of one class expires at each annual meeting of stockholders.

Our board of directors currently consists of seven members. There are currently two Class I directors (Jeffrey A. Bailey and Jodie P. Morrison), whose terms expire at the 2024 annual meeting of stockholders; two Class II directors (William T. McKee and Nolan Sigal, M.D., Ph.D.), whose terms expire at the 2025 annual meeting of stockholders; and three Class III directors (Manuel C. Alves Aivado, M.D., Ph.D., Reinhard J. Ambros, Ph.D. and Josef H. von Rickenbach), whose terms expire at the 2023 annual meeting of stockholders (in all cases until his or her successor has been duly elected and qualified).

Name	Age	Position(s)
Class I Directors
Jeffrey A. Bailey (1)	61	Chair of the Board of Directors
Jodie P. Morrison (2) (3)	47	Director
Class II Directors
William T. McKee (2)	61	Director
Nolan Sigal, M.D., Ph.D. (1)(3)	73	Director

Name	Age	Position(s)
Class III Directors
Manuel C. Alves Aivado, M.D., Ph.D.	53	President and Chief Executive Officer, Director
Reinhard J. Ambros, Ph.D. (3)	67	Director
Josef H. von Rickenbach (1)(2)	68	Director

(1)	Member of compensation committee.
(2)	Member of audit committee.
(3)	Member of nominating and corporate governance committee.

Set forth below are the names of and certain information for each member of our board of directors as of April 25, 2023. The information presented includes each director’s principal occupation and business experience for the past five years, and the names of other public companies of which he or she has served as a director during the past five years. The information presented below regarding the specific experience, qualifications, attributes and skills of each director led our nominating and corporate governance committee and our board of directors to conclude that he or she should serve as a director. In addition, we believe that all of our directors possess the attributes or characteristics described below in “–Corporate Governance Matters” that the nominating and corporate governance committee expects of each director. There are no family relationships among any of our directors or executive officers.

Class I Directors (Term Expires at 2024 Annual Meeting)

Jeffrey A. Bailey has served as chair of our board of directors and as a member of our board of directors since March 2018. Since March 2022, Mr. Bailey has served as an advisor to various life sciences companies. From November 2020 to March 2022, Mr. Bailey served as chief executive officer and director of BioDelivery Sciences, Inc., a publicly-traded commercial-stage specialty pharmaceutical company that Collegium Pharmaceutical, Inc. acquired in March 2022. From December 2015 until March 2017, Mr. Bailey served as chair and chief executive officer of Neurovance, Inc., a biotechnology firm acquired by Otsuka Pharmaceutical in 2017. Previously, from January 2013 through June 2015, Mr. Bailey served as president and chief executive officer and as a director of Lantheus Medical Imaging, Inc., a public medical diagnostic company. Prior to 2013, Mr. Bailey held various leadership positions with several public and private pharmaceutical and medical device companies, including operating unit president at Novartis Pharmaceuticals, a multinational pharmaceutical company, and a 22-year career with Johnson & Johnson, a multinational medical devices, pharmaceutical and consumer packaged goods manufacturing company (including Janssen Pharmaceutica NV). Mr. Bailey has served as a trustee of Tekla Capital since September 2020 and as an advisor to Venture Investors / Madison Vaccines since October 2017. Mr. Bailey received a B.S. from Rutgers University. We believe Mr. Bailey is qualified to serve on our board of directors due to his extensive management experience in the life sciences industry and his experience on corporate boards of companies in the life sciences industry.

Jodie P. Morrison has served as a member of our board of directors since June 2017. Since September 2022, Ms. Morrison has served as acting chief executive officer at Q32 Bio, a life sciences company, and, since July 2021, has served as a venture advisor at Atlas Ventures, a leading early-stage venture capital firm. From February 2019 to March 2021, Ms. Morrison served as chief executive officer of Cadent Therapeutics, Inc., a privately-held biotechnology company, that was acquired by Novartis in 2021. From April 2018 to December 2018, Ms. Morrison served as interim chief executive officer of Keryx Biopharmaceuticals, Inc., a biopharmaceutical company. Since May 2017, Ms. Morrison has provided services to venture capital, biotechnology, and pharmaceutical companies, including serving as acting chief operating officer of Syntimmune, Inc., a clinical stage biotechnology company, from January 2018 to July 2018 and as president and chief executive officer of eGenesis, Inc., a private life sciences company, from September 2017 to November 2017. Prior to founding Morrison Advisory, Ms. Morrison served as the president and chief executive officer of Tokai Pharmaceuticals, Inc, now Novus Therapeutics, Inc., or Novus, a biopharmaceutical company, from March 2013 until May 2017. From December 2006 until March 2013, Ms. Morrison held other senior positions with

Tokai, including chief operating officer, head of clinical affairs and program operations, and vice president of clinical affairs and program operations. Prior to joining Novus, Ms. Morrison served as director of clinical operations and medical affairs at Dyax Corporation, or Dyax. Prior to joining Dyax, Ms. Morrison held clinical management positions at both Curis, Inc. and Diacrin, Inc. Ms. Morrison serves as a chair of the board of directors of Ribon Therapeutics, Inc., and as a member of the board of directors at Rectify Pharmaceuticals, Inc. Ms. Morrison previously served on the board of directors of Cadent Therapeutics, Inc., prior to its acquisition by Novartis; on the board of directors of Keryx Biopharmaceuticals, Inc., prior to its merger with Akebia Therapeutics, Inc.; on the board of directors of Akebia and on the board of directors of Novus Therapeutics. Ms. Morrison received a B.A. in neuroscience from Mount Holyoke College, a clinical research certification from the Boston University School of Medicine, and business training through the Greater Boston Executive Program at the MIT Sloan School of Management. We believe Ms. Morrison is qualified to serve on our board of directors due to her extensive management experience in the life sciences industry and her experience on corporate boards of public companies.

Class II Directors (Term Expires at 2025 Annual Meeting)

William T. McKee has served as a member of our board of directors since June 2019. Mr. McKee is NACD Directorship Certified®. Mr. McKee has served as the chief executive officer of MBJC Associates, LLC, a business consulting firm serving the pharmaceutical and biotechnology industry, since June 2010. From April 2020 to June 2021, Mr. McKee served as interim chief financial officer of C4 Therapeutics, Inc., a clinical-stage biopharmaceutical company. Mr. McKee served as chief operating officer and chief financial officer for EKR Therapeutics, Inc., or EKR, a specialty pharmaceutical company, from July 2010 until June 2012, when EKR was sold to Cornerstone Therapeutics Inc. From December 2008 until March 2010, Mr. McKee served as the executive vice president, chief financial officer, and treasurer of Barr Pharmaceuticals, LLC, a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, and the successor entity to Barr Pharmaceuticals, Inc., or Barr, which was acquired by Teva in December 2008. Mr. McKee was also executive vice president and chief financial officer of Barr prior to its acquisition by Teva, after having served in positions of increasing responsibility at Barr from 1995 until its acquisition. Prior to joining Barr, Mr. McKee served as director of international operations and vice president-finance at Absolute Entertainment, Inc. from June 1993 until December 1994. From 1990 until June 1993, Mr. McKee worked at Gramkow & Carnevale, CPA’s, and from 1983 until 1990, he worked at Deloitte & Touche LLP. Mr. McKee serves as a member of the board of directors and chairman of the audit committee of Assertio Therapeutics, Inc., a specialty pharmaceutical company. Mr. McKee received a B.B.A. from the University of Notre Dame. We believe Mr. McKee is qualified to serve on our board of directors due to his extensive management and financial experience in the life sciences industry and his experience on corporate boards of public companies.

Nolan Sigal, M.D., Ph.D. has served as a member of our board of directors since April 2019. Dr. Sigal has served as a partner at Alerce Management Co., L.P., a private investment firm, since January 2018. From March 2008 to December 2017, Dr. Sigal was founder and chief executive officer of Tunitas Therapeutics, Inc., a biopharmaceutical company. Prior to Tunitas, Dr. Sigal’s biotechnology experience included president of Trellis Bioscience, Inc., a biotechnology company, EVP of research and development, and chief scientific officer at Cytokinetics, Inc., a biopharmaceutical company, and SVP, research at Pharmacopeia, Inc., a biotechnology company, where he was one of Pharmacopeia’s founders. He served at Merck & Company Inc. as executive director of the Department of Immunology Research. Prior to Merck, he was an assistant professor at the University of Toronto. Dr. Sigal graduated from Princeton University with an A.B. in chemistry, and he completed an M.D./Ph.D. program at the University of Pennsylvania. We believe Dr. Sigal is qualified to serve on our board of directors due to his significant experience as an executive of a biopharmaceutical company and his background in life sciences investing.

Class III Directors (Term Expires at 2023 Annual Meeting)

Manuel C. Alves Aivado, M.D., Ph.D. has served as our president and chief executive officer and as a member of our board of directors since September 2018. Previously, Dr. Aivado served as our senior vice president, chief medical officer from September 2014 to September 2018. From March 2012 to September 2014, Dr. Aivado served as vice president of clinical development and pharmacovigilance at Taiho Oncology, Inc., a pharmaceutical company. From October 2006 to March 2012, Dr. Aivado served as senior medical director in the clinical development group at GlaxoSmithKline, Inc., a global pharmaceutical company. Dr. Aivado has also served as an instructor in medicine at Beth Israel Deaconess Medical Center/Harvard Medical School. Prior to his industry experience, Dr. Aivado practiced clinical medicine in Germany for nearly ten years. During that time, he was awarded the Dr. Mildred Scheel cancer research scholarship award in 2002. Dr. Aivado is a German board-certified physician for internal medicine, hematology, and medical oncology. He received an M.D. and Ph.D. from the Medical School of the University of Dusseldorf in Germany. We believe that Dr. Aivado is qualified to serve on our board of directors due to his service as our president and chief executive officer, previous role as our chief medical officer, extensive knowledge of our company, and significant background in pharmaceutical research and development.

Reinhard J. Ambros, Ph.D. has served as a member of our board of directors since June 2013. From 2005 until 2017, Dr. Ambros served as global head of Novartis Venture Funds, a globally acting corporate biotechnology venture fund. Prior to that, from 1999 until 2005, he served as head of group strategic planning and as global head of business development and licensing for cardiovascular and metabolic diseases at Novartis AG, a multinational pharmaceutical company. He currently serves on the boards of several biotechnology companies in Europe and the United States. He also served as advisor to German and Swiss Government Biotechnology Funds. Dr. Ambros received an M.S. from the University of Regensburg, Germany, and a Ph.D. in medicinal chemistry and pharmacology from the University of Regensburg, Germany. We believe Dr. Ambros is qualified to serve on our board of directors due to his management experience in the biotechnology sector and his service on other boards of directors.

Josef H. von Rickenbach has served as a member of our board of directors since June 2019. Mr. von Rickenbach has served as managing director of Stet Vision LLC, a life sciences business advisory firm, since December 2018. He co-founded and served as president and chief executive officer of HelioVision, Inc., a biotechnology company, from April 2017 until its acquisition by Aldeyra Therapeutics, Inc. in February 2019. Previously, Mr. von Rickenbach was a founder of Parexel International Corporation, a global clinical research organization and biopharmaceutical services company, in 1982 and served as a director, chairman of the board, and chief executive officer of Parexel from 1983 until the company’s acquisition by Pamplona Capital Management, LLP in September 2017. Mr. von Rickenbach received an M.B.A. from Harvard Business School and a B.A. in business economics from the University of Lucerne in Switzerland. We believe Mr. von Rickenbach is qualified to serve on our board of directors due to his management experience in the biotechnology sector, his decades of experience in drug development, and his service on other boards of directors.

Corporate Governance Matters

Our board of directors believes that good corporate governance is important to ensure that our company is managed for the long-term benefit of stockholders. This section describes key corporate governance guidelines and practices that our board of directors has adopted. Complete copies of our corporate governance guidelines, committee charters and code of conduct are available on the “Investors & Media—Corporate Governance” section of our website, which is located at www.aileronrx.com. Alternatively, you can request a copy of any of these documents by writing us at Aileron Therapeutics, Inc., 738 Main Street, Unit #398, Waltham, MA 02451, Attention: Interim Chief Financial Officer.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. These guidelines, which provide a framework for the conduct of our board of directors’ business, provide that:

•	the principal responsibility of our board of directors is to oversee our management;

•	a majority of the members of the board of directors must be independent directors, unless otherwise permitted by the Nasdaq Stock Market, or Nasdaq, rules;

•	the independent directors meet at least twice a year in executive session;

•	directors have full and free access to management and, as necessary and appropriate, independent advisors;

•	our nominating and corporate governance committee will oversee an annual self-evaluation of the board to determine whether it and its committees are functioning effectively; and

•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis.

Board Leadership Structure

Our corporate governance guidelines provide that the nominating and corporate governance committee shall periodically assess the board of directors’ leadership structure, including whether the offices of chief executive officer and chair of the board of directors should be separate. Our guidelines provide the board of directors with flexibility to determine whether the two roles should be combined or separated based upon our needs and the board of directors’ assessment of its leadership from time to time. We currently separate the roles of chief executive officer and chair of the board of directors. Separating the duties of the chair of the board from the duties of the chief executive officer allows our chief executive officer to focus on our day-to-day business, while allowing the chair of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Specifically, the chair of our board of directors presides over meetings of the board of directors, facilitates communications between management and the board of directors and assists with other corporate governance matters.

Our board of directors has three standing committees that currently consist of, and are chaired by, independent directors. Our board of directors delegates substantial responsibilities to the committees, which then report their activities and actions back to the full board of directors. We believe that the independent committees of our board of directors and their chairpersons promote effective independent governance. We believe this structure represents an appropriate allocation of roles and responsibilities for our company at this time because it strikes an effective balance between management and independent leadership participation in our board of director proceedings.

Our board of directors oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our board of directors and its committees is to oversee the risk management activities of management. Our board of directors fulfills this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices. In general, our board of directors oversees risk management activities relating to business strategy, acquisitions, capital allocation, organizational structure and certain operational risks; our audit committee oversees risk management activities related to financial controls and legal and compliance risks; our compensation committee oversees risk management activities relating to our compensation policies and practices; and our nominating and corporate governance committee oversees risk management activities relating to the composition of our board of directors and management succession planning. Each committee reports to the full board of directors on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, committees from time to time request that the full board of directors discuss particular risks.

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2022, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Manuel C. Alves Aivado, M.D., Ph.D., is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Aivado is not an independent director under these rules because he is our president and chief executive officer.

Board of Director Meetings and Attendance

Our board of directors held nine meetings during the year ended December 31, 2022, or fiscal 2022. During fiscal 2022, each of the directors then in office attended at least 75% of the aggregate of the number of board of director meetings held during the period which the person has been a director and the number of meetings held by all committees of the board of directors on which such director then served (during the periods that such person served). Our corporate governance guidelines provide that directors are expected to attend the annual meeting of stockholders. All directors then serving on our board of directors attended the 2022 annual meeting of stockholders.

Communicating with our Directors

Our board of directors provides a process for stockholders to send communications to the board. Any interested party with concerns about our company may report such concerns to the board of directors, or the chair of our board of directors, or otherwise the chair of the nominating and corporate governance committee, by submitting a written communication to the attention of such director at the following address:

c/o Aileron Therapeutics, Inc.

738 Main Street, Unit #398

Waltham, MA 02451

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

A copy of any such written communication may also be forwarded to our legal counsel, and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with our legal counsel, with independent advisors, with non-management directors, or with our management, or may take other action or no action as the director determines in good faith, using reasonable judgment and discretion.

Communications may be forwarded to all directors if they relate to important substantive matters and include suggestions or comments that may be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications.

The audit committee oversees the procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls, or auditing matters. We have also established a toll-free telephone number for the reporting of such activity, which is 866-869-5217.

Committees of the Board of Directors

We have established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee. Each of these committees operates under a charter that has been approved by our board of directors. A copy of each committee’s charter can be found under the “Investors & Media—Corporate Governance” section of our website, located at www.aileronrx.com.

Audit Committee

The current members of our audit committee are William T. McKee, Jodie P. Morrison, and Josef H. von Rickenbach. Mr. McKee serves as chair of our audit committee. In fiscal 2022, our audit committee met seven times. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls, and procedures, and code of business conduct and ethics;

•	overseeing our internal audit function, if any;

•	discussing our risk assessment and risk management policies;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by the SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that Mr. McKee is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Compensation Committee

The current members of our compensation committee are Jeffrey A. Bailey, Nolan Sigal, M.D., Ph.D., and Josef H. von Rickenbach. Mr. Bailey has served as the chair of the compensation committee since June 15, 2022. Mr. von Rickenbach was appointed as a member of the compensation committee on June 15, 2022. Reinhard J. Ambros, Ph.D. served as a member and chair of the compensation committee, and Jodie P. Morrison served as a member of the compensation committee until June 15, 2022. In fiscal 2022, our compensation committee met five times. Our compensation committee’s responsibilities include:

•	reviewing and approving or making recommendations to our board of directors concerning the compensation of our chief executive officer and our other executive officers;

•	overseeing an evaluation of our senior executives;

•	reviewing and making recommendations to our board of directors concerning our incentive-compensation and equity-based compensation plans;

•	overseeing and administering our equity-based plans;

•	reviewing and making recommendations to our board of directors concerning director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent then required by SEC rules; and

•	preparing the compensation committee report if and to the extent required by SEC rules.

Our compensation committee may delegate to one or more executive officers the power to grant options or other stock awards pursuant to our incentive plans to employees of the company who are not executive officers or senior vice presidents.

We believe that the composition of our compensation committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Reinhard J. Ambros, Ph.D., Jodie Morrison and Nolan Sigal, M.D., Ph.D. Dr. Sigal has served as the chair of the nominating and corporate governance committee since June 15, 2022. Ms. Morrison was appointed as a member of the nominating and corporate governance committee on June 15, 2022. Josef H. von Rickenbach served as a member and chair of the nominating and corporate governance committee until June 15, 2022. In fiscal 2022, our nominating and corporate governance committee met one time. Our nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become members of our board of directors;

•	recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;

•	developing and recommending to our board of directors corporate governance principles; and

•	overseeing an annual evaluation of our board of directors.

We believe that the composition of our nominating and corporate governance committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Director Nomination Process

The process followed by our nominating and corporate governance committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and our board of directors.

Criteria and Diversity

In considering whether to recommend to our board of directors any particular candidate for inclusion in our board of directors’ slate of recommended director nominees, including candidates recommended by stockholders, the nominating and corporate governance committee of our board of directors applies the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, the ability to act in the interests of all stockholders and lack of conflicts of interest.

Our nominating and corporate governance committee does not have a policy (formal or informal) with respect to diversity, but believes that our board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. In this regard, the nominating and corporate governance committee also takes into consideration the diversity (for example, with respect to gender, race and national origin) of our board members. The nominating and corporate governance committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.

Stockholder Nominations

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Aileron Therapeutics, Inc., Attention: Nominating and Corporate Governance Committee, 738 Main Street #398, Waltham, MA 02451. Assuming that appropriate biographical and background material has been provided on or before the dates set forth in our definitive proxy statement for our 2022 annual meeting of stockholders filed with the SEC on April 29, 2022 (the “2022 Proxy Statement”) under the heading “Other Matters – Stockholder Proposals for our 2023 annual meeting”, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the board of directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.

Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the nominating and corporate governance committee or our board of directors, by following the procedures set forth in our 2022 Proxy Statement under “Other Matters – Stockholder Proposals for our 2023 annual meeting.”

There were no material changes to the procedures described in our 2022 Proxy Statement by which stockholders may recommend nominees to our board of directors.

Board Diversity Matrix

In accordance with Nasdaq’s recently adopted board diversity listing standards, we are also disclosing aggregated statistical information about the members of our board directors as voluntarily identified to us by each of our directors.

Board Diversity Matrix (As of April 28, 2023)

Total Number of Directors			7

	Female	Male	Non-Binary	Did not Disclose Gender
Part I: Gender Identity
Directors	1	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	1	—	—
Native Hawaiian or Pacific Islander			—	—
White	1	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+			—
Did Not Disclose Demographic Background			—

Anti-Hedging Policy

Our insider trading policy expressly prohibits all of our employees, including our named executive officers, as well as our directors, from engaging in speculative transactions in our stock, including short sales, puts/calls, hedging transactions and margin accounts or pledges.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or ever has been, an officer or employee of our company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of the code is available on the “Investors & Media—Corporate Governance” section of our website, which is located at www.aileronrx.com. Our board of directors is responsible for overseeing the code of business conduct and ethics and must approve any waivers of the code for directors, officers and employees. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. For 2022, our “named executive officers” are Manuel C. Alves Aivado, M.D., Ph.D., our current president and chief executive officer; our other most highly compensated executive officer serving at year end (other than our chief executive officer), D. Allen Annis, our former senior vice president, research; and one additional individual no longer serving as an executive officer at year end, Vojislav Vukovic, M.D., Ph.D., our former senior vice president, chief medical officer. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Manuel C. Alves Aivado, M.D., Ph.D.	2022	587,336	—	543,850	113,234	(4)	1,244,420
President and Chief Executive Officer	2021	564,736	254,131	2,368,000	93,512	(4)	3,280,379
D. Allen Annis, Ph.D. (5)	2022	404,100	—	150,250	17,914		572,264
Former Senior Vice President, Research
Vojislav Vukovic, M.D., Ph.D. (6)	2022	248,566	—	72,010	225,127	(7)	545,703
Former Senior Vice President, Chief Medical Officer	2021	423,225	133,316	388,197	17,648		962,386

(1)

Unless otherwise noted, the amounts reported in the “Bonus” column represent discretionary annual cash bonuses awarded to our named executive officers for service during the year referenced, although paid in the following year.

(2)

The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718. See Note 10 to our financial statements included in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(3)

Unless otherwise noted, the amounts represent Health Savings Account, or HSA, contributions and the dollar value of group life insurance paid with respect to life insurance, and, beginning in fiscal 2021, company contributions under the 401(k) match program described below under “401(k) Retirement Plan” for the named executive officer consistent with those provided to all of our employees.

(4)

In addition to the HSA contribution, 401k contribution, and the dollar value of group life insurance paid, the amounts for Dr. Aivado consist of $49,816 and $50,070 in commuting reimbursements in fiscal 2022 and 2021, respectively, and $45,504 and $25,794 in tax gross-ups in fiscal 2022 and 2021, respectively, for the payment of taxes associated with the reimbursement of commuting expenses

(5)	Dr. Annis ceased to serve as our senior vice president, research, effective as of April 15, 2023. Because Dr. Annis was not an NEO prior to 2022, compensation information is not provided for 2021.
(6)	Dr. Vukovic ceased to serve as our senior vice president, chief medical officer, effective as of July 8, 2022.
(7)

In addition to the HSA contribution and the dollar value of group life insurance paid, this amount for Dr. Vukovic also includes $209,732 in severance paid to Dr. Vukovic in 2022 in connection with his separation from his position as our senior vice president, chief medical officer in July 2022.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2022 are described below.

Our compensation committee sets base salaries and bonus targets, and grants bonuses and equity incentive awards to our executive officers. In setting base salaries and bonus targets and granting equity incentive awards, our compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. In granting bonuses, our compensation committee considers corporate and individual performance.

As part of our annual compensation process, our president and chief executive officer prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the compensation committee. The compensation committee conducts a performance evaluation of our president and chief executive officer. The compensation committee consults with the board of directors as to the achievement of corporate objectives that drive compensation awards.

In March 2021, February 2022 and December 2022, the compensation committee engaged Radford as its independent compensation consultant to provide comparative data on executive and director compensation practices in our industry and assess our executives’ and directors’ compensation relative to comparable companies for 2021, 2022, and 2023 respectively.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

In March 2021, based upon comparative data on executive compensation provided by Radford and annual performance reviews of our named executive officers, our compensation committee increased (i) Dr. Aivado’s annual base salary to $564,736 and (ii) Dr. Annis’ annual base salary to $354,900, in each case retroactively effective to January 1, 2021.

In March 2022, based upon comparative data on executive compensation provided by Radford and annual performance reviews conducted by our compensation committee of our named executive officers, our compensation committee increased (i) Dr. Aivado’s annual base salary to $587,336, (ii) Dr. Annis’ annual base salary to $404,100, and (iii) Dr. Vukovic’s annual base salary to $435,925, in each case retroactively effective to January 1, 2022.

Our compensation committee determined not to make any adjustments to our named executive officers’ base salaries in 2023.

Cash Incentives

The compensation committee awards annual performance-based cash bonuses to our executive officers for up to a specific percentage of his salary as a vehicle to reward achievement of value-driving milestones and recognize individual performance.

Pursuant to the terms of Dr. Aivado’s September 2018 employment agreement, Dr. Aivado is eligible to receive, commencing in 2019 and for each calendar year thereafter that Dr. Aivado is employed by us, a discretionary performance target bonus of up to 50% of his annual base salary based on the achievement of performance milestones set by either our board of directors or the compensation committee of the board.

Pursuant to the terms of Dr. Annis’ November 2007 employment offer letter, Dr. Annis is eligible to receive a performance-based cash bonus of up to 20% of his annual base salary, subject to the achievement of performance milestones as determined by our board of directors in its sole discretion. Between November 2007 and November 2018, Dr. Annis’ target performance-based cash bonus was subsequently increased from 20% to 30% of his annual base salary as Dr. Annis assumed additional responsibilities. In connection with Dr. Annis’ promotion to senior vice president, research in November 2018, Dr. Annis’ target performance-based cash bonus was increased from 30% to 35% of his annual base salary, effective for 2019 and each calendar year thereafter.

Pursuant to the terms of Dr. Vukovic’s November 2018 employment offer letter, Dr. Vukovic is eligible to receive a performance-based cash bonus of up to 35% of his annual base salary, subject to the achievement of performance milestones as determined by our board of directors in its sole discretion.

In January 2022, we paid cash bonus awards of $254,131 to Dr. Aivado, $111,794 to Dr. Annis and $133,316 to Dr. Vukovic based on the compensation committee’s assessment of achievement of corporate and individual goals in calendar year 2021.

The compensation committee determined not to award cash bonuses to our executive officers for their performance in 2022. In addition, the compensation committee determined not to change the target performance-based cash bonuses for our executive officers for 2023, which will remain at 50% for Dr. Aivado.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period, and equity grants with a performance-based feature incents our executive officers to focus on what we see as key business goals. Accordingly, the compensation committee periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options.

In June 2021, our board of directors granted options to purchase 120,000, 23,700 and 20,000 shares of our common stock to Dr. Aivado, Dr. Annis and Dr. Vukovic, respectively. 25% of the shares underlying each option vest on June 15, 2022 and the remaining shares underlying each option vest and become exercisable thereafter in 36 monthly installments through June 15, 2025.

In March 2022, our board of directors granted options to purchase 56,650, 15,650 and 7,500 shares of our common stock to Dr. Aivado, Dr. Annis and Dr. Vukovic, respectively. Each of the options vest in equal monthly installments over four years from March 30, 2022.

The compensation committee determined not to grant equity awards to our executive officers in 2023.

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($/ share)	Option Expiration Date
Manuel C. Alves Aivado, M.D., Ph.D.	6,290		—		101.40	3/9/2025
	7,196		—		115.40	3/1/2027
	2,870		—		260.00	7/24/2027
	11,646		—		67.80	9/5/2028
	22,917	(1)	2,084	(1)	35.00	4/14/2029
	14,589	(2)	5,412	(2)	13.60	1/30/2030
	45,752	(3)	76,249	(3)	25.80	6/14/2031
	10,629	(4)	46,022	(4)	9.60	3/29/2032
D. Allen Annis, Ph.D.	2,789		—		101.40	3/12/2024
	403		—		101.40	3/9/2025
	1,208		—		115.40	3/1/2027
	1,251		—		260.00	7/24/2027
	7,085	(1)	416	(1)	35.00	4/14/2029
	4,561	(2)	1,690	(2)	13.60	1/30/2030
	8,890	(3)	14,811	(3)	25.80	6/14/2031
	2,941	(4)	12,710	(4)	9.60	3/29/2032
Vojislav Vukovic, M.D., Ph.D.	7,500		—		43.20	11/4/2028
	5,001	(1)	416	(1)	35.00	4/14/2029
	5,026		—		35.00	4/14/2029
	8,204	(2)	3,047	(2)	13.60	1/30/2030
	7,502	(3)	12,499	(3)	25.80	6/14/2031
	1,413	(4)	12,499	(4)	9.60	3/29/2032

(1)	These options were granted on April 15, 2019 and vest as to 2.0833% of the shares in equal monthly installments through April 15, 2023.
(2)	These options were granted on January 31, 2020 and vest as to 2.0833% of the shares in equal monthly installments through January 31, 2024.
(3)

These options were granted on June 15, 2021 and vest as to 25% of the shares on June 15, 2022 with the remaining shares vesting in equal monthly installments of 2.0833% of the shares through June 15, 2025.

(4)	These options were granted on March 30, 2022 and vest as to 2.0833% of the shares in equal monthly installments through March 30, 2026.

Director Compensation

Our non-employee directors receive compensation under our director compensation program.

Cash Retainer

Under this program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chair of each committee and the chair of the board of directors receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, subject to proration for any portion of such quarter that the director is not serving on our board of directors, on such committee or in such position. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Base	Incremental — Chair	Incremental — Non-Chair
Board of Directors	$35,000	$50,000	—
Audit Committee	—	$22,500	$15,000
Compensation Committee	—	$15,000	$10,000
Nominating and Corporate Governance Committee	—	$11,250	$7,500

Equity Grants

In June 2021, based upon comparative data on board compensation provided by Radford and following the recommendation of our compensation committee, our board granted each current non-employee director an option award in the amount of 4,800 shares of our common stock, contingent upon the approval of our 2021 Stock Incentive Plan, or the 2021 Plan, by our stockholders at the 2021 annual meeting of our stockholders. The June 2021 options vested in full on the earlier of the 1-year anniversary of the date of grant or the date of the 2022 annual meeting of stockholders, subject to continued service, with full acceleration upon a change in control of our company. In June 2021, our board also revised our director compensation program to provide that, commencing with the 2022 annual meeting of stockholders, each non-employee director who has served on our board of directors for at least six months will receive an option to purchase 2,400 shares of our common stock immediately following each annual meeting of our stockholders. Such annual option grants vest in full on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of stockholders, subject to continued service, with full acceleration upon a change in control of our company. The board also revised the director compensation program to provide that each new member of the board will receive an initial grant of 4,800 shares of our common stock, which shall vest over 48 equal monthly installments, subject to continued service, with full acceleration upon a change in control of our company. In all cases, options granted pursuant to our director compensation program have an exercise price equivalent to fair market value of a share of common stock at the time of grant and have a term of 10 years.

In March 2022, based upon comparative data on board compensation provided by Radford, the board of directors further revised the director compensation program to increase the annual stock option grants, such that each non-employee director who has served on our board of directors for at least six months will receive an option to purchase will receive an option to purchase 2,725 shares of our common stock immediately following each annual meeting of our stockholders. In addition, the compensation committee revised the director compensation program to increase the initial grant, such that each new member of the board will receive an option to purchase 5,450 shares of our common stock upon election to the board. All other provisions of the director compensation program, including the vesting terms for such grants, remain unchanged.

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of directors and committee meetings.

We do not pay any compensation to our president and chief executive officer in connection with his service on our board of directors. The compensation that we pay to our president and chief executive officer is discussed earlier in this “Executive Compensation” section.

The following table sets forth information regarding compensation earned by our non-employee directors for service during fiscal 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Jeffrey A. Bailey	97,500	21,637	119,137
Reinhard J. Ambros, Ph.D.	50,000	21,637	71,637
William T. McKee	57,500	21,637	79,137
Jodie P. Morrison	58,750	21,637	80,387
Nolan Sigal, M.D., Ph.D.	54,375	21,637	76,012
Josef H. von Rickenbach	60,625	21,637	82,262

(1)

The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 10 to our financial statements included in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

As of December 31, 2022, our non-employee directors that served in such capacity during fiscal 2022 held the following stock options, all of which were granted under (a) our 2017 Stock Incentive Plan, or 2017 Plan, and (b) our 2021 Plan:

Name	Option Awards
Jeffrey A. Bailey	12,150
Reinhard J. Ambros, Ph.D.	12,150
William T. McKee	9,400
Jodie P. Morrison	10,900
Nolan Sigal, M.D., Ph.D.	9,400
Josef H. von Rickenbach	9,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of April 25, 2023, by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our current directors;

•	our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Percentage of beneficial ownership is based on 4,541,167 shares of our common stock outstanding as of April 25, 2023. In addition, shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 25, 2023, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the person or entity holding such options, warrants or other rights (but not any other person or entity) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Aileron Therapeutics, Inc., 738 Main Street, Unit #398, Waltham, Massachusetts 02451.

	Total Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Muneer A. Satter (1)	907,779	19.9%
Scott B. Kapnick (2)	379,608	8.4%
BVF Inc. (3)	236,835	5.2%
Named Executive Officers and Directors
Manuel C. Aivado, M.D., Ph.D. (4)	147,260	3.2%
D. Allen Annis, Ph.D. (5)	35,165	*
Vojislav Vukovic, M.D., Ph.D. (6)	42,854	*
Jeffrey A. Bailey (7)	15,895	*
Reinhard J. Ambros, Ph.D. (8)	12,440	*
William T. McKee (9)	9,400	*
Jodie P. Morrison (10)	10,900	*
Josef H. von Rickenbach (11)	34,160	*
Nolan Sigal, M.D., Ph.D. (12)	9,400	*
All Executive Officers and Directors as a Group (7 persons)	239,455	5.0%

*	Represents beneficial ownership of less than 1% of our outstanding stock.
(1)

Based on information provided in a Schedule 13D/A filed on January 8, 2021, Muneer A. Satter’s beneficial ownership consists of (i) 51,254 shares of common stock that are held by Muneer A. Satter Revocable Trust for which Mr. Satter serves as trustee and, in such capacity, has sole voting and dispositive power over all such shares; (ii) 61,552 shares of common stock that are held by various other trusts and other entities for which Mr. Satter serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive power over all such shares; (iii) 717,666 shares of common stock that are held by Satter Medical Technology Partners, L.P., or SMTP, for which Mr. Satter has sole voting and dispositive power over all such shares and (iv) 77,307 shares of common stock which may be acquired upon the exercise of warrants held by SMTP for which Mr. Satter has sole voting and dispositive power. As a result of the application of a beneficial ownership cap in the warrants, the table above does not include 109,260 shares of common stock issuable upon exercise of warrants to purchase common stock held by SMTP. Under the terms of the warrants issued to SMTP, SMTP is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in SMTP and its affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. The address for Mr. Satter is c/o Alerce Management Co., L.P., 676 N. Michigan Avenue, Suite 4000, Chicago, IL 60611.

(2)

Based on information provided in a Schedule 13G/A filed on February 14, 2023. Mr. Kapnick has sole voting and dispositive power over all of his shares of common stock. As a result of the application of a beneficial ownership cap in the warrants issued to Mr. Kapnick, the table above does not include 74,626 shares of common stock issuable upon exercise of warrants to purchase common stock held by Mr. Kapnick. Under the terms of the warrants, Mr. Kapnick is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Mr. Kapnick and his affiliates beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. Mr. Kapnick has the right to increase this beneficial ownership limitation at his discretion on

61 days’ prior written notice to us. Mr. Kapnick is a former member of our board of directors. The address for Mr. Kapnick is 20 East 73rd St, New York, New York 10021.
(3)

Based on information provided in a Schedule 13G/A filed on February 14, 2023, BVF, Inc. (“BVF”) has shared voting and dispositive power over all of its shares of common stock. BVF’s beneficial ownership is comprised of 236,835 shares of common stock owned by certain private investment vehicles managed by BVF. The principal business address of BVF is 44 Montgomery St., 40th Floor San Francisco, California 94104.

(4)	Consists of (i) 50 shares of common stock held directly and (ii) 147,210 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(5)	Consists of (i) 377 shares of common stock held directly and (ii) 34,788 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(6)	Consists of (i) 3,750 shares of common stock held directly and (ii) 39,104 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(7)	Consists of (i) 3,745 shares of common stock held directly and (ii) 12,150 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(8)	Consists of (i) 290 shares of common stock held directly and (ii) 12,150 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(9)	Consists of 9,400 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(10)	Consists of 10,900 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.
(11)

Consists of (i) 22,273 shares of common stock held directly, (ii) 2,487 shares of common stock issuable upon the exercise of warrants to purchase common stock exercisable within 60 days after April 25, 2023, and (iii) 9,400 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.

(12)	Consists of 9,400 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had five equity compensation plans, each of which was approved by our stockholders: our 2006 Equity Incentive Plan, as amended, or the 2006 Plan, our 2016 Stock Incentive Plan, or the 2016 Plan, our 2017 Plan, our 2021 Plan, and our 2017 Employee Stock Purchase Plan, or 2017 ESPP.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($/share) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	537,112	(2)	29.77	323,448	(3)(4)
Equity compensation plans not approved by security holders	—		—	—
Total	537,112		29.77	323,448

Equity Compensation Plan Information

(1)	Represents the weighted average exercise price of the 537,112 stock options that were outstanding as of December 31, 2022.

(2)

Consists of (i) 9,784 shares to be issued upon exercise of outstanding options under our 2006 Plan as of December 31, 2022, (ii) 8,807 shares to be issued upon exercise of outstanding options under our 2016 Plan as of December 31, 2022, (iii) 183,057 shares to be issued upon exercise of outstanding options under our 2017 Plan as of December 31, 2022, and (iv) 335,464 shares to be issued upon exercise of outstanding options under our 2021 Plan as of December 31, 2022.

(3)

Consists of (i) 315,948 shares that remained available for future issuance under our 2021 Plan as of December 31, 2022, and (ii) 7,500 shares that remained available for future issuance under our 2017 ESPP as of December 31, 2022. No shares remained available for future issuance under the 2006 Plan, the 2016 Plan, or the 2017 Plan as of December 31, 2022.

(4)

Our 2017 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 ESPP to be added on the first day of each fiscal year through the fiscal year ending December 31, 2027, in an amount equal to the least of 31,120 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2023, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2021, we have engaged in the following transactions in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year end for fiscal years 2022 and 2021, and any of our executive officers, directors, or beneficial holders of more than 5% of any class of voting securities, or any of their affiliates, had a direct or indirect material interest. We believe that all of these transactions were on terms comparable to terms that could have been obtained from unrelated third parties.

January 2021 Registered Direct Offering

In January 2021, we issued and sold an aggregate of 1,631,549 shares of common stock in a registered direct offering at a purchase price per share of $22.00 for gross proceeds of approximately $35.9 million before deducting the placement agent’s fees and other offering expenses payable by us. Entities affiliated with Satter Medical Technology Partners, L.P. purchased 450,000 shares in the registered direct offering for a purchase price of $9.9 million. Dr. Nolan Sigal, a partner at Satter Management Co., L.P., an affiliate of Satter Medical Technology Partners, L.P., is a member of our board of directors. Scott Kapnick purchased 210,750 shares in the registered direct offering for a purchase price of $4.6 million.

Indemnification Agreements

Our restated certificate of incorporation, as amended, provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our officers and directors that may be broader in scope than the specific indemnification provisions contained in the Delaware General Corporation Law. See “Executive Compensation—Limitations on Liability and Indemnification” for additional information regarding these agreements.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy to set forth policies and procedures for the review of any transaction, arrangement, or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement, or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief executive officer or our chief financial officer. The policy calls for the proposed related person transaction to be reviewed and approved by our audit committee. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related-person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related-person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of such entity, that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity; (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction; (c) the amount involved in the transaction equals less than the greater of $1 million or 2% of the annual gross revenues of the other entity that is a party to the transaction; and (d) the amount involved in the transaction equals less than 2% of our annual gross revenues; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Employment Agreements

Manuel C. Alves Aivado, M.D., Ph.D.

In September 2018, in connection with our appointment of Dr. Aivado as our president and chief executive officer, we entered into a new employment agreement with Dr. Aivado, which superseded his July 2014 employment agreement with us. Pursuant to the terms of Dr. Aivado’s September 2018 employment agreement, we agreed to pay Dr. Aivado a base salary at a rate of $41,666.67 per month, which was based on an annualized base salary of $500,000. Beginning in 2019, following the end of each calendar year that Dr. Aivado is employed by us, Dr. Aivado will be eligible to receive a discretionary performance target bonus of up to 50% of his then annual base salary based on the achievement of performance milestones set by either our board of directors or the compensation committee of the board. The employment agreement also provided that following the end of the 2018 calendar year, Dr. Aivado was eligible to receive a discretionary performance target bonus calculated on the basis of 35% of his base salary as of August 31, 2018 pro-rated for the first eight months of the fiscal year, and 50% of his current base salary under the employment agreement pro-rated for the remaining four months of the fiscal year. The amount of such bonus and the achievement of such milestones were determined by our board in its sole discretion. Dr. Aivado is also entitled to receive reimbursement of up to $4,400 per month for travel and living accommodations pursuant to the employment agreement.

Pursuant to the employment agreement, in September 2018 we granted Dr. Aivado options to purchase 11,646 shares of our common stock under our 2017 Stock Incentive Plan. The options have an exercise price of $67.80, which was the closing price of our common stock on September 6, 2018. The options vest in equal monthly installments over four years from September 6, 2018.

D. Allen Annis, Ph.D.

In November 2007, we entered into an employment offer letter with D. Allen Annis, Ph.D. The offer letter established Dr. Annis’ title, his base salary, his eligibility for an annual bonus, and his eligibility for benefits made available to employees generally. The offer letter established that Dr. Annis’ employment was at will. Pursuant to the offer letter, we granted Dr. Annis options to purchase 3,750 shares of our common stock under our 2006 Plan, at a price per share equal to the fair market value of one share of our common stock on the date of the option grant as determined by our board.

On April 24, 2023, we entered into a separation and release of claims agreement with Dr. Annis, which provided for Dr. Annis’ separation of employment as our senior vice president, research, effective as of April 15, 2023. In accordance with the terms of the separation agreement, we agreed to provide Dr. Annis with (i) a lump sum payment representing an aggregate amount equal to nine months of Dr. Annis’ salary as of April 15, 2023, subject to applicable taxes and withholdings, and (ii) payment on Dr. Annis’ behalf of the monthly premiums for group medical insurance coverage under COBRA until the earlier of the date that is nine months after April 15, 2023 and the date on which Dr. Annis becomes eligible to receive the same or substantially similar group health insurance coverage through another employer. The separation agreement also contains a release of claims by Dr. Annis, subject to customary exceptions, and covenants not to solicit or disparage and to cooperate with us.

In April 2023, we also entered into a consulting agreement with Dr. Annis for an initial term of six months. We will pay Dr. Annis an hourly consulting fee equal to $500 per hour for his services under the consulting agreement, which may not exceed 10 hours per month without our prior written consent. The consulting agreement also provides that Dr. Annis may be eligible to receive a cash bonus award in recognition of his services under the consulting agreement, in an amount not to exceed $50,000, as determined in the sole discretion of our compensation committee. Pursuant to the terms of the consulting agreement, Dr. Annis’ options to purchase shares of our common stock continue to vest and be exercisable during the term of the consulting agreement. The consulting agreement may be terminated by Dr. Annis or us for any reason upon fifteen days’ advance written notice to the other party.

Vojislav Vukovic, M.D., Ph.D.

In November 2018, we entered into an employment offer letter with Vojislav Vukovic, M.D., Ph.D. pursuant to which Dr. Vukovic agreed to serve as our senior vice president, chief medical officer. The offer letter established Dr. Vukovic’s title, his base salary, his eligibility for an annual bonus, and his eligibility for benefits made available to employees generally. Dr. Vukovic’s employment was at will. Pursuant to his offer letter, we granted Dr. Vukovic options to purchase 150,000 shares of our common stock under our 2017 Plan, which options were subject to service-based vesting, at an exercise price equal to $2.16, which was the fair market value of one share of our common stock on the date of grant.

On July 8, 2022, we entered into a separation and release of claims agreement with Dr. Vukovic, which provided for Dr. Vukovic’s separation of employment as our senior vice president, chief medical officer. In accordance with the terms of the separation agreement, we agreed to provide Dr. Vukovic with (i) nine months of semi-monthly salary continuation payments, payable in equal installments in accordance with our regular payroll practices, in an aggregate amount equal to nine (9) months of Dr. Vukovic’s base salary as of July 8, 2022, subject to applicable taxes and withholdings, and (ii) payment on Dr. Vukovic’s behalf of the monthly premiums for group medical insurance coverage under COBRA until the earlier of the date that is nine months after July 8, 2022 and the date on which Dr. Vukovic becomes eligible to receive the same or substantially similar group health insurance coverage through another employer. The separation agreement also contains a release of claims by Dr. Vukovic, subject to customary exceptions, and covenants not to solicit or disparage and to cooperate with us.

In July 2022, we also entered into a consulting agreement with Dr. Vukovic for an initial term of twelve months. Pursuant to the terms of the consulting agreement, Dr. Vukovic’s options to purchase shares of our common stock continue to vest and be exercisable during the term of the consulting agreement. Dr. Vukovic does not receive any cash compensation from us under the consulting agreement. The consulting agreement may be terminated by Dr. Vukovic or us for any reason upon thirty days’ advance written notice to the other party.

Severance and Change in Control Agreements

We have entered into a severance agreement with Dr. Aivado. Under the terms of the severance agreement, if we terminate Dr. Aivado’s employment other than for cause or by reason of death or disability, or if Dr. Aivado terminates his employment for good reason and, in each case, not upon or within twelve months following a change in control event, as such terms are defined in the severance agreement, Dr. Aivado will be entitled to receive his then current base salary for twelve months following the date of Dr. Aivado’s termination and (B) payments on Dr. Aivado’s behalf of the monthly premiums for medical insurance coverage under COBRA until the earlier of the date that is 12 months following the date of Dr. Aivado’s termination or the date on which Dr. Aivado becomes eligible to receive group health insurance coverage through another employer, which we refer to as the standard severance benefits. If we terminate Dr. Aivado’s employment other than for cause or by reason of death or disability, or if Dr. Aivado terminates his employment for good reason, in each case upon or within 12 months following a change in control event, Dr. Aivado will be entitled to receive the standard severance benefits for a period of 18 months following the date of Dr. Aivado’s termination and a lump sum payment equal to one and one-half times Dr. Aivado’s target bonus for the year in which he is terminated, and the vesting of any unvested equity awards will accelerate in full on the date of Dr. Aivado’s termination. Dr. Aivado’s receipt of any post-separation benefits under the severance agreement is conditioned upon his execution of a severance and release of claims agreement in a form satisfactory to us. Upon the execution of his severance agreement, Dr. Aivado ceased to be entitled to the severance and post-employment payments and benefits provided under any preexisting agreements between us and Dr. Aivado.

Other Agreements

We have also entered into employee confidentiality, inventions, non-solicitation and non-competition agreements with each of our named executive officers. Under the employee confidentiality, inventions, non-solicitation and non-competition agreements, each named executive officer has agreed (1) not to compete with us during his employment and for a period of one year after the termination of his employment, (2) not to solicit our employees during his employment and for a period of two years after the termination of his employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his employment.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,500 in 2021 and $20,500 in 2022 and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $6,500 in 2021 and 2022.

Prior to the 2021 calendar year, we did not match employee contributions.

In March 2021, our compensation committee adopted a 100% match on the first 4% of eligible compensation, retroactively effective to January 1, 2021, which remained applicable in 2022. This was a non-voluntary contribution by the Company for 2021 and 2022 and will be a non-voluntary contribution by the Company for 2023.

Limitations on Liability and Indemnification

As permitted by Delaware law, we adopted provisions in our restated certificate of incorporation, as amended, that limit or eliminate the personal liability of our directors. Our restated certificate of incorporation, as amended, limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the General Corporation Law of the State of Delaware and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty. However, these provisions do not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	for voting for or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

•	for any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the General Corporation Law of the State of Delaware is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the General Corporation Law of the State of Delaware.

In addition, our restated certificate of incorporation, as amended, provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers specified liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we entered into indemnification agreements with each of our officers and directors. These indemnification agreements require us, among other things, to indemnify each such director or officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or officers.

Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

Audit Fees and Services

PricewaterhouseCoopers was our independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021. The following table summarizes the fees of PricewaterhouseCoopers billed to us for each of the last two fiscal years. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2022	2021
Audit Fees (1)	$546,200	$477,600
All Other Fees (2)	3,081	3,000
Total Fees	$549,281	$480,600

(1)

“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.

(2)	“All Other Fees” consist of database subscription fees paid to PricewaterhouseCoopers.

Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. Our audit committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $100,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the audit committee at the next meeting of the committee.

The standard applied by the audit committee, or the chair of the audit committee, in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

(b) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	11/10/2022	3.2

3.3	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.3

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	3/30/2020	4.3

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	2021 Stock Incentive Plan	8-K	6/17/2021	99.1

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.15	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.16+	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.17*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.18*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.19*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.20*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.21	Securities Purchase Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.1

10.22	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4

10.23	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.24	Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.1

10.25	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.26	Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C.	8-K	1/29/2021	1.1

10.27	Sublease Agreement, dated March 26, 2021, by and among the Company, Vittoria Industries North America, Inc. and Waterfront Equity Partners, LLC	10-Q	5/11/2021	10.1

10.28*	Separation and Release of Claims Agreement, dated July 8, 2022, by and between the Company and Vojislav Vukovic, M.D., Ph.D.	10-Q	8/15/2022	10.1

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	10-K	3/20/2023	23.1

Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/20/2023	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/20/2023	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/20/2023	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/20/2023	32.2

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
^	SEC File No. 333-218474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: April 28, 2023	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)