Form 10-Q
period 2023-03-31
AILERON THERAPEUTICS INC
filed 2023-05-08
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 4,541,167 shares of common stock, $0.001 par value per share, outstanding.

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
•
success in retaining, or changes required in, our remaining current officers, key employees or directors;
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
•
the impact the coronavirus pandemic may have on our operations; and
•
our ability to maintain our listing on the Nasdaq Capital Market.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,783	$5,194
Investments	8,938	16,048
Prepaid expenses and other current assets	359	606
Restricted cash	25	25
Total current assets	17,105	21,873
Operating lease, right-of-use asset	—	40
Other non-current assets	—	24
Property and equipment, net	52	70
Total assets	$17,157	$22,007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$458	$1,720
Accrued expenses and other current liabilities	2,426	1,631
Operating lease liability, current portion	—	33
Total current liabilities	2,884	3,384
Total liabilities	2,884	3,384
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 4,541,167 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	91	91
Additional paid-in capital	291,756	291,365
Accumulated other comprehensive loss	(10)	(48)
Accumulated deficit	(277,564)	(272,785)
Total stockholders’ equity	14,273	18,623
Total liabilities and stockholders’ equity	$17,157	$22,007

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$—
Operating expenses:
Research and development	1,810	5,893
General and administrative	2,179	2,528
Restructuring and Other Costs	1,022	—
Total operating expenses	5,011	8,421
Loss from operations	(5,011)	(8,421)
Interest income	55	21
Other income, net	177	(22)
Net loss	(4,779)	(8,422)
Net loss per share — basic and diluted	$(1.05)	$(1.86)
Weighted average common shares outstanding—basic and diluted	4,541,167	4,533,679
Comprehensive loss:		—
Net loss	$(4,779)	$(8,422)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	38	(62)
Total other comprehensive gain (loss)	38	(62)
Total comprehensive loss	$(4,741)	$(8,484)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2022	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623
Stock-based compensation expense	—	—	391	—	—	391
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(4,779)	(4,779)
Balances at March 31, 2023	4,541,167	$91	$291,756	$(10)	$(277,564)	$14,273

Balances at December 31, 2021	4,528,667	$91	$289,282	$(13)	$(245,456)	$43,904
Issuance of common stock	12,500	—	—	—	—	—
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(8,422)	(8,422)
Balances at March 31, 2022	4,541,167	91	$289,971	$(75)	$(253,878)	$36,109

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,779)	$(8,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43	41
Net amortization of premiums and discounts on investments	(103)	(3)
Stock-based compensation expense	391	689
Loss on disposal of fixed assets	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	247	326
Other assets	24	—
Accounts payable	(1,262)	(187)
Operating lease liabilities	(33)	(31)
Accrued expenses and other current liabilities	795	(213)
Net cash used in operating activities	(4,661)	(7,800)
Cash flows from investing activities:
Purchases of investments	—	(4,712)
Proceeds from sales or maturities of investments	7,250	16,361
Net cash provided by investing activities	7,250	11,649
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	2,589	3,849
Cash, cash equivalents and restricted cash at beginning of period	5,219	3,625
Cash, cash equivalents and restricted cash at end of period	$7,808	$7,474

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company. The Company's product candidate, ALRN-6924, is a MDM2/MDMX dual inhibitor that leverages our proprietary peptide drug technology.

On February 21, 2023, the Company decided to terminate its Phase 1b chemoprotection trial of ALRN-6924 in patients with p53-mutated breast cancer and further development of ALRN-6924. The Company determined to reduce the Company’s remaining workforce from nine to three full-time employees. The Company also announced that it is exploring a range of strategic alternatives to maximize stockholder value. The Company has engaged a third party to act as a strategic advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transaction. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed.

When used as a chemoprotective agent, ALRN-6924 is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 was the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which we exclusively focused on treating patients with p53-mutated cancers. The Company originally initiated development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. When used as an anti-cancer agent, ALRN-6924 is designed to disrupt the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers.

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

On November 10, 2022, the Company effected a one-for-twenty reverse stock split on its common stock (the “Reverse Stock Split”). The Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on November 11, 2022. Pursuant to the Reverse Stock Split, every 20 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The Reverse Stock Split reduced the authorized number of shares of common stock from 300,000,000 to 15,000,000 and, pursuant to the certificate of amendment, such reduced authorized number of shares of common stock was subsequently multiplied by three, such that following the Reverse Stock Split the Company has 45,000,000 shares of common stock authorized. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding warrants and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying financial statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2023, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of March 31, 2023, the Company had cash, cash equivalents and investments of $16,721. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $277,564 as of March 31, 2023. The Company expects to continue to generate losses for the foreseeable future.

While the Company has cash, cash equivalents and investments of $16,721 as of March 31, 2023, due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including their impact on its cash consumption, the Company has concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about its ability to continue as a going concern for a period of twelve months from the issuance of these interim financial statements.

The Company would need substantial funding to support its continuing operations. There can be no assurance that a strategic transaction will be completed and the Company’s board of directors may decide to pursue a dissolution and liquidation. If the Company is unable to enter into a strategic transaction, on a timely basis or at all, the Company may consider seeking protection under the bankruptcy laws. If the Company decides to seek protection under the bankruptcy laws, the Company would expect that it would file for bankruptcy at a time that is earlier than when it would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 20, 2023.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2023.

Our significant accounting policies are described in Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 20, 2023.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The ASU will be effective for the Company's fiscal year beginning January 1, 2023, and the Company does not expect adoption to have a material effect on the Company’s financial statements or disclosures.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,475	$—	$—	$5,475
Investments:
Commercial paper	—	8,938	—	8,938
	$5,475	$8,938	$—	$14,413

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,661	$—	$—	$1,661
Investments:
Commercial paper	—	12,814	—	12,814
Treasury bills	—	3,234	—	3,234
	$1,661	$16,048	$—	$17,709

As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents and investments were invested in money market funds, commercial paper and treasury bills and valued based on Level 1 and Level 2 inputs. In determining the fair value of its commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers in or out of Level 3.

4. Investments

As of March 31, 2023 and December 31, 2022, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$8,948	$—	$(10)	$8,938
	$8,948	$—	$(10)	$8,938

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,846	$—	$(32)	$12,814
Treasury bills	3,250	—	(16)	3,234
	$16,096	$—	$(48)	$16,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment and software	$324	$340
Less: Accumulated depreciation and amortization	(272)	(270)
	$52	$70

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $13 and $15 respectively. During the three months ended March 31, 2023 assets with a cost of $16 and accumulated depreciation of $10 were disposed of for no proceeds, resulting in a loss on disposal of $6.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
External research and development services	$444	$533
Payroll and payroll-related costs	145	425
Professional fees	810	492
Restructuring and other costs (Note 8)	992	—
Other	35	181
	$2,426	$1,631

7. Lease

On March 26, 2021, the Company entered into a sublease agreement (the “Sublease”) by and among the Company, Vittoria Industries North America, Inc. (the “Sublessor”) and Waterfront Equity Partners, LLC (the “Lessor”), under which the Company was leasing approximately 3,365 square feet of office space located at 285 Summer Street, Unit 101, Boston, Massachusetts (the “Premises”). The Sublease was subject and subordinate to a lease agreement, dated as of July 13, 2012, by and between the Sublessor and Lessor (the “Prime Lease”), pursuant to which the Sublessor is leasing the Premises from the Lessor. The Sublease expired March 31, 2023 and we did not renew the Sublease. Following expiration of the Sublease, we are operating virtually, and expect to do so for the foreseeable future.

8. Restructuring and Other Costs

On February 16, 2023, the Board of Directors of the Company determined to reduce the Company’s remaining workforce from nine to three full-time employees. The determination to effect the workforce reduction was made in connection with the Company’s decision to terminate its Phase 1b breast cancer trial of ALRN-6924 and further development of ALRN-6924.

As a result of the above restructuring initiatives, the Company incurred restructuring-related charges of $1,022 for the three months ended March 31, 2023. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs.

As of March 31, 2023, the short-term portion of the accrued restructuring balance, or $992, is included in “Accrued expenses and other current liabilities” in the accompanying balance sheets. The Company has paid immaterial amounts for the three months ended March 31, 2023, and expects that payment of these remaining costs will be made through the second quarter of 2023.

9. Common Stock

On June 16, 2021, the Company filed a certificate of amendment to its restated certificate of incorporation which increased the authorized number of shares of common stock from 7,500,000 shares of $0.001 par value common stock to 15,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of March 31, 2023 and December 31, 2022, no dividends had been declared.

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

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 261,270 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. Pursuant to a prospectus relating to the ATM Sales Agreement filed by the Company with the SEC on June 21, 2022, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $14,024 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the three months ended March 31, 2023, or the year ended December 31, 2022.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 68,750 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC and the Company in September 2020, resulting in gross proceeds of $2,614. During the year ended December 31, 2020, the Company issued and sold 29,411 shares to LPC under the purchase agreement for proceeds of $500. There were no sales under the purchase agreement during the three months ended March 31, 2023, or the year ended December 31, 2022. Under the purchase agreement, the Company may not effect any sales of shares of common stock on any purchase date that the closing sale price of its common stock on Nasdaq is less than the floor price of $6.00 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction

In June 2020, the Company issued and sold in an underwritten public offering an aggregate of 508,102 shares of common stock, including an additional 53,557 shares of common stock upon the partial exercise of an option of the underwriter to purchase additional shares, for a purchase price to the public of $22.00 per share. The Company received aggregate gross proceeds from the public offering of approximately $11,178, before deducting underwriting discounts and commissions and offering expenses of $932.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 591,922 units, consisting of 591,922 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 591,922 shares of common stock, for a combined price of $40.20 per unit and (ii) 54,837 units, consisting of (a) pre-funded warrants to purchase 54,837 shares of our common stock and (b) associated common warrants to purchase 54,837 shares of common stock, for a combined price of $40.20 per unit. The pre-funded warrants had an exercise price of $0.20 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 54,837 shares of common stock. At March 31, 2023, there were 646,759 common warrants outstanding with an exercise price of $40.00 per share.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 758,811 as of March 31, 2023, of which 346,074 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which became effective on June 28, 2017. A total of 7,500 shares of common stock were initially reserved for issuance under this plan. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 31,120 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The compensation committee of the board of directors has determined that the number of shares of common stock that may be issued under the 2017 ESPP would not be increased on January 1, 2022 or January 1, 2023. The Company has not issued any shares under the 2017 ESPP.

Stock Option Valuation

There were no options granted to employees or directors during the three months ended March 31, 2023. The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2022 were as follows, presented on a weighted average basis :

Three Months Ended March 31, 2022
Risk-free interest rate	2.33%
Expected term (in years)	6.1
Expected volatility	94.4%
Expected dividend yield	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	537,112	$29.77	7.9	$—
Granted	—
Exercised	—
Canceled, forfeited or expired	(30,126)
Outstanding at March 31, 2023	506,986	$30.67	7.3	$—
Options exercisable at March 31, 2023	318,792	$38.10	6.6	$—
Options vested and expected to vest at March 31, 2023	318,792	$30.10	7.3	$—
Options exercisable at December 31, 2022	288,821	$40.15	7.1	$—
Options vested and expected to vest at December 31, 2022	529,549	$29.95	7.8	$—

There were no options granted to employees or directors during the three months ended March 31, 2023. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 was $0.39.

The aggregate fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $405 and $186, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no stock options exercised during the three months ended March 31, 2023 and 2022.

Restricted Stock Units

The Company did not have any restricted stock activity during the three months ended March 31, 2023.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$119	$143
General and administrative expenses	272	546
	$391	$689

As of March 31, 2023, the Company had an aggregate of $2,459 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.30 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(4,779)	$(8,422)

Denominator:
Weighted average common shares outstanding—basic and diluted	4,541,167	4,533,679

Net loss per share —basic and diluted	$(1.05)	$(1.86)

The Company’s potential dilutive securities as of March 31, 2023 and 2022, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase common stock	646,759	646,759
Stock options to purchase common stock	506,986	597,874
Total	1,153,745	1,244,633

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

In February 2010, the agreement was amended and restated (the “Harvard/DFCI agreement”) under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. In addition, the Harvard/DFCI agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the Harvard/DFCI agreement, the Company’s sublicense payment obligations may be subject to specified reductions.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

The Company incurred license maintenance fees of $110 during each of the three months ended March 31, 2023 and 2022, respectively. The Company did not make any milestone payments during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of March 31, 2023, the Company had not developed a commercial product using the licensed technologies and no royalties under the Harvard/DFCI agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the three months ended March 31, 2023 and 2022, respectively. The Company did not make any milestone payments during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2023 or December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our company from management’s perspectives. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission, or SEC, on March 20, 2023.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 20, 2023, and elsewhere in this Quarterly Report on Form 10-Q particularly including those risks identified in our Annual Report on Form 10-K, Part I-Item 1A, “Risk Factors” and in this Quarterly Report on Form 10-Q, Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

We also announced that we are exploring a range of strategic alternatives to maximize shareholder value. We have engaged Ladenburg Thalmann & Co., Inc. to act as a strategic advisor for this process. Strategic alternatives that are being evaluated may include, but are not limited to, an acquisition, a merger, a business combination, a sale of assets or other transactions. There is no set timetable for this process and there can be no assurances that this process will result in us pursing a transaction or that any transaction, if pursued, will be completed on attractive terms. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about our ability to continue as a going concern.

In addition, in February 2023, we determined to reduce our workforce from nine to three full-time employees, which we expect to complete in the second quarter of 2023. We plan to retain the remaining employees to assist in executing the strategic alternative review process.

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

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $131.2 million from sales of preferred stock prior to our IPO, and $34.9 million from a collaboration agreement in 2010.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $4.8 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $277.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. In February 2023, we discontinued development of ALRN-6924 which substantially reduced our operating expenses while we undertake a comprehensive assessment of our strategic options. Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future.

Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash, cash equivalents and investments of $16.7 million as of March 31, 2023, will enable us to fund our operating expenses for at least twelve months following the date of this Quarterly Report on Form 10-Q. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about our ability to continue as a going concern. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to consummate a successful acquisition, merger, business combination, or a sale of assets or other transaction. If we do not, our board of directors may decide to explore other strategic alternatives, including, without limitation, a dissolution of our company.

Reverse Stock Split

On November 10, 2022, we completed a reverse stock split of our outstanding shares of common stock at a ratio of one-for-twenty. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 15, 2022. All share and per share amounts of the common stock included in this Quarterly Report on Form 10-Q, including in the accompanying financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and, as we do not have any product candidates under development, we do not expect to generate any revenue from the sale of products in the future.

Operating Expenses

Our expenses since inception have consisted solely of research and development costs, general and administrative, and restructuring costs.

Research and Development Expenses

For the periods presented in this Quarterly Report on Form 10-Q, research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of ALRN-6924, and include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conducted research, preclinical studies and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufactured ALRN-6924 for use in our preclinical studies and clinical trials;
•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•
third-party license fees;
•
costs related to compliance with regulatory requirements; and
•
facility-related expenses, which included direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

For the periods presented in this Quarterly Report on Form 10-Q, our employee and infrastructure resources were primarily devoted to the development of ALRN-6924. We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

In addition, we typically used our employee and infrastructure resources across our development programs. We tracked outsourced development costs and milestone payments made under our licensing arrangements by product candidate or development program, but we did not allocate personnel costs, license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates.

Research and development activities were central to our business model. Our research and development expenses decreased in the first quarter of 2023 and we expect our research and development expenses will continue to decrease as our result of our February 2023 decision to discontinue development of ALRN-6924 and our related reduction in workforce.

If we had continued development of ALRN-6924, we could not determine with certainty the duration and costs of any clinical trials of ALRN-6924 or if, when, or to what extent we would generate revenue from the commercialization and sale of any of our product candidates for which we obtained marketing approval. We may never have been successful in obtaining marketing approval for any product candidate. If we had continued development of ALRN-6924, the duration, costs and timing of clinical trials and development of ALRN-6924 would depend on a variety of factors, including:

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

Our general and administrative expenses decreased in the first quarter of 2023 and we expect our general and administrative expenses will continue to decrease as a result of our February 2023 decision to discontinue development of ALRN-6924 and the related reduction in workforce. Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process.

Restructuring Costs

Restructuring-related charges are comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs.

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

Other Income, net

Other income, net consists of gains or losses recognized from non-routine items such as accretion on investments, and gains or losses recognized from foreign currency transactions, and the disposal of fixed assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	1,810	5,893	(4,083)
General and administrative	2,179	2,528	(349)
Restructuring and Other Costs	1,022	—	1,022
Total operating expenses	5,011	8,421	(3,410)
Loss from operations	(5,011)	(8,421)	3,410
Interest income	55	21	34
Other income (expense), net	177	(22)	199
Net loss	$(4,779)	$(8,422)	$3,643

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $1.8 million, compared to $5.9 million for the three months ended March 31, 2022. The decrease of $4.1 million in research and development spending was primarily a result of reduced spending of $2.3 million for our completed Phase 1b NSCLC trial, $0.9 million for ALRN-6924 manufacturing costs, $0.6 million for our completed healthy volunteer study, and decreased employee and related expenses, offset by $0.4 million of increased spending for our terminated Phase 1b breast cancer trial.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2023, compared to $2.5 million for the three months ended March 31, 2022. The decrease of $0.3 million in general and administrative expenses was primarily the result of lower headcount costs during the first quarter of 2023 as compared to the first quarter of 2022.

Restructuring and Other Costs

Restructuring-related charges were $1.0 million for the three months ended March 31, 2023. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs..

Interest Income

Interest income for the three months ended March 31, 2023 and 2022 was less than $0.1 million. We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income (Expense), net

Other income, net for the three months ended March 31, 2023 was $0.2 million, compared to other expense of less than $0.1 million for the three months ended March 31, 2022. Other income, net, in the three months ended March 31, 2023 was primarily driven by fluctuations in foreign currency exchange rates and accretion of our investments.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not commercialized any product candidate, and as we do not have any product candidates under development, we do not expect to generate revenue from sales of any products. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of March 31, 2023, we had cash, cash equivalents and investments of $16.7 million.

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Pursuant to a prospectus relating to the ATM Sales Agreement we filed with the SEC on June 21, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $14.0 million under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the three months ended March 31, 2023, or the year ended December 31, 2022.

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

The purchase price per share for each such Regular Purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. Under the Purchase Agreement, we may not effect any sales of shares of common stock on any purchase date that the closing sale price of our common stock on Nasdaq is less than the floor price of $6.00 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction. As of the date of this Quarterly Report on Form 10-Q, the closing sale price of our common stock on Nasdaq is less than the floor price of $6.00 per share under the Purchase Agreement. As a result, we cannot issue and sell shares of our common stock to LPC under the Purchase Agreement, and we do not expect to be able to do so for the foreseeable future.

In addition to Regular Purchases, we may also direct LPC to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.

The net proceeds under the Purchase Agreement to us will depend on the frequency of sales and the number of shares sold to LPC and prices at which we sell shares to LPC.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. There were no sales under the Purchase Agreement during the three months ended March 31, 2023, or the year ended December 31, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(4,661)	$(7,800)
Cash provided by investing activities	7,250	11,649
Cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$2,589	$3,849

Operating Activities.

During the three months ended March 31, 2023, operating activities used $4.7 million of cash, resulting primarily from our net loss of $4.8 million. During the three months ended March 31, 2022 operating activities used $7.8 million of cash, resulting primarily from our net loss of $8.4 million, partially offset by $0.7 million in non-cash expenses.

Investing Activities.

During the three months ended March 31, 2023, investing activities provided $7.3 million of cash resulting from $7.3 million of proceeds from the sale of investments. During the three months ended March 31, 2022, investing activities provided $11.6 million of cash resulting primarily from $16.4 million of proceeds from the sale of investments, partially offset by purchases of $4.7 million of investments.

Financing Activities.

During the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $0 million.

Funding Requirements

Our operating expenses decreased in the first quarter of 2023 and we expect our operating expenses will continue to decrease as a result of our February 2023 decision to discontinue development of ALRN-6924 and implement a reduction in workforce. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs.

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

•
the scope, progress, results and costs of our preclinical studies, CMC, and clinical trials;
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
•
the costs and timing of commercialization activities, including drug sales, marketing, manufacturing and distribution, for any product candidates for which we may have received marketing approval; and
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

There can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about our ability to continue as a going concern.

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our strategic process and we may consider seeking protection under the bankruptcy laws in order to continue to pursue potential strategic alternatives. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 20, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risks included in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Separation and Release of Claims Agreement, dated as of April 24, 2023, between the Registrant and D. Allen Annis, Ph.D.

10.2	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aileron Therapeutics, Inc.

Date: May 8, 2023	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2023	By:	/s/ Susan L. Drexler
Susan L. Drexler
Interim Chief Financial Officer (principal financial officer)