Form 10-Q
period 2023-06-30
AILERON THERAPEUTICS INC
filed 2023-08-11
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 4,541,167 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,167	$5,194
Investments	499	16,048
Prepaid expenses and other current assets	261	606
Restricted cash	25	25
Total current assets	13,952	21,873
Operating lease, right-of-use asset	—	40
Other non-current assets	—	24
Property and equipment, net	39	70
Total assets	$13,991	$22,007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$136	$1,720
Accrued expenses and other current liabilities	1,061	1,631
Operating lease liability, current portion	—	33
Total current liabilities	1,197	3,384
Total liabilities	1,197	3,384
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 4,541,167 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	91	91
Additional paid-in capital	292,056	291,365
Accumulated other comprehensive loss	(2)	(48)
Accumulated deficit	(279,351)	(272,785)
Total stockholders’ equity	12,794	18,623
Total liabilities and stockholders’ equity	$13,991	$22,007

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	187	5,433	1,997	11,326
General and administrative	1,893	2,608	4,072	5,136
Restructuring and Other	(88)	—	934	—
Total operating expenses	1,992	8,041	7,003	16,462
Loss from operations	(1,992)	(8,041)	(7,003)	(16,462)
Interest income	112	49	167	70
Other income (expense), net	93	—	270	(22)
Net loss	(1,787)	(7,992)	(6,566)	(16,414)
Net loss per share — basic and diluted	$(0.39)	$(1.76)	$(1.45)	$(3.62)
Weighted average common shares outstanding—basic and diluted	4,541,167	4,541,179	4,541,167	4,537,450
Comprehensive loss:
Net loss	$(1,787)	$(7,992)	$(6,566)	$(16,414)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	8	(26)	46	(88)
Total other comprehensive gain (loss)	8	(26)	46	(88)
Total comprehensive loss	$(1,779)	$(8,018)	$(6,520)	$(16,502)

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share and per share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2022	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623
Stock-based compensation expense	—	—	391	—	—	391
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(4,779)	(4,779)
Balances at March 31, 2023	4,541,167	$91	$291,756	$(10)	$(277,564)	$14,273
Stock-based compensation expense	—	—	300	—	—	300
Unrealized gain on investments	—	—	—	8	—	8
Net loss	—	—	—	—	(1,787)	(1,787)
Balances at June 30, 2023	4,541,167	$91	$292,056	$(2)	$(279,351)	$12,794

Balances at December 31, 2021	4,528,667	$91	$289,282	$(13)	$(245,456)	$43,904
Issuance of common stock	12,500	—	—	—	—	—
Stock-based compensation expense	—	—	689	—	—	689
Unrealized loss on investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(8,422)	(8,422)
Balances at March 31, 2022	4,541,167	91	$289,971	$(75)	$(253,878)	$36,109
Stock-based compensation expense	—	—	528	—	—	528
Unrealized loss on investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(7,992)	(7,992)
Balances at June 30, 2022	4,541,167	$91	$290,499	$(101)	$(261,870)	$28,619

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,566)	$(16,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	55	83
Net amortization of premiums and discounts on investments	(155)	(21)
Stock-based compensation expense	691	1,217
Loss on disposal of fixed assets	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	345	1,076
Other assets	24	—
Accounts payable	(1,584)	531
Operating lease liabilities	(33)	(62)
Accrued expenses and other current liabilities	(570)	105
Net cash used in operating activities	(7,777)	(13,485)
Cash flows from investing activities:
Purchases of investments	—	(12,098)
Proceeds from sales or maturities of investments	15,750	29,611
Net cash provided by investing activities	15,750	17,513
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—
Net cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	7,973	4,028
Cash, cash equivalents and restricted cash at beginning of period	5,219	3,625
Cash, cash equivalents and restricted cash at end of period	$13,192	$7,653

The accompanying notes are an integral part of these condensed financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage chemoprotection oncology company. The Company's product candidate, ALRN-6924, is a MDM2/MDMX dual inhibitor that leverages its proprietary peptide drug technology.

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

When used as a chemoprotective agent, ALRN-6924 is designed to activate p53, which in turn upregulates p21, a known inhibitor of the cell replication cycle. ALRN-6924 was the only reported chemoprotective agent in clinical development to employ a biomarker strategy, in which the Company exclusively focused on treating patients with p53-mutated cancers. The Company originally initiated development of ALRN-6924 as an anti-cancer agent to restore p53-dependent tumor suppression in p53 wild-type tumors. When used as an anti-cancer agent, ALRN-6924 is designed to disrupt the interaction of p53 suppressors MDM2 and MDMX with tumor suppressor p53 to reactivate tumor suppression in non-mutant, or wild-type, p53 cancers.

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

The Company’s interim financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2023, the Company has financed operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its IPO, and $34,910 from a collaboration agreement in 2010.

As of June 30, 2023, the Company had cash, cash equivalents and investments of $13,666. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $279,351 as of June 30, 2023. The Company expects to continue to generate losses for the foreseeable future.

While the Company has cash, cash equivalents and investments of $13,666 as of June 30, 2023, due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including their impact on its cash consumption, the Company has concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about its ability to continue as a going concern for a period of twelve months from the issuance of these interim financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 20, 2023.

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2023.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASU 2016-13 or Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The ASU was effective for the Company's fiscal year beginning January 1, 2023, and adoption did not have a material effect on the Company’s financial statements or disclosures.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,254	$—	$—	$12,254
Investments:
Commercial paper	—	499	—	499
	$12,254	$499	$—	$12,753

	Fair Value Measurements as of December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,661	$—	$—	$1,661
Investments:
Commercial paper	—	12,814	—	12,814
Treasury bills	—	3,234	—	3,234
	$1,661	$16,048	$—	$17,709

As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents and investments were invested in money market funds, commercial paper and treasury bills and valued based on Level 1 and Level 2 inputs. In determining the fair value of its commercial paper at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company’s cash equivalents have original maturities of less than 90 days from the date of purchase. All available-for-sale investments have contractual maturities of less than one year. During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers in or out of Level 3.

4. Investments

As of June 30, 2023 and December 31, 2022, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$501	$—	$(2)	$499
	$501	$—	$(2)	$499

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,846	$—	$(32)	$12,814
Treasury bills	3,250	—	(16)	3,234
	$16,096	$—	$(48)	$16,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment and software	$324	$340
Less: Accumulated depreciation and amortization	(285)	(270)
	$39	$70

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $25 and $29 respectively. During the six months ended June 30, 2023, assets with a cost of $16 and accumulated depreciation of $10 were disposed of for no proceeds, resulting in a loss on disposal of $6. During the six months ended June 30, 2023, the Company sold fully depreciated assets, resulting in a gain on sale of $42.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
External research and development services	$158	$533
Payroll and payroll-related costs	101	425
Professional fees	733	492
Restructuring and other costs (Note 8)	35	—
Other	34	181
	$1,061	$1,631

7. Lease

On March 26, 2021, the Company entered into a sublease agreement (the “Sublease”) by and among the Company, Vittoria Industries North America, Inc. (the “Sublessor”) and Waterfront Equity Partners, LLC (the “Lessor”), under which the Company was leasing approximately 3,365 square feet of office space located at 285 Summer Street, Unit 101, Boston, Massachusetts (the “Premises”). The Sublease was subject and subordinate to a lease agreement, dated as of July 13, 2012, by and between the Sublessor and Lessor (the “Prime Lease”), pursuant to which the Sublessor is leasing the Premises from the Lessor. The Sublease expired March 31, 2023 and the Company did not renew the Sublease. Following expiration of the Sublease, the Company is operating virtually, and expects to do so for the foreseeable future.

8. Restructuring and Other Costs

On February 16, 2023, the Board of Directors of the Company determined to reduce the Company’s remaining workforce from nine to three full-time employees. The determination to effect the workforce reduction was made in connection with the Company’s decision to terminate its Phase 1b breast cancer trial of ALRN-6924 and further development of ALRN-6924.

As a result of the above restructuring initiatives, the Company incurred restructuring-related charges of $934 for the six months ended June 30, 2023. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs.

As of June 30, 2023, the short-term portion of the accrued restructuring balance, or $35, is included in “Accrued expenses and other current liabilities” in the accompanying balance sheets. The Company paid $885 and $918, respectively, in costs during the three and six months ended June 30, 2023, and expects that payment of these remaining costs will be made through the fourth quarter of 2023.

9. Common Stock

On June 16, 2021, the Company filed a certificate of amendment to its restated certificate of incorporation which increased the authorized number of shares of common stock from 7,500,000 shares of $0.001 par value common stock to 15,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. As of June 30, 2023 and December 31, 2022, no dividends had been declared.

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

Sales of Common Stock

On January 29, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) and William Blair & Company, L.L.C. (“William Blair” and, collectively with JonesTrading, the “Agents”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30,000 from time to time through or to the Agents (the “ATM Offering”). During the year ended December 31, 2021, the Company issued and sold an aggregate of 261,270 shares of its common stock pursuant to the ATM Sales Agreement, resulting in gross proceeds of $10,922 before deducting expenses of $329. Pursuant to a prospectus relating to the ATM Sales Agreement filed by the Company with the SEC on June 21, 2022, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $14,024 under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the six months ended June 30, 2023, or the year ended December 31, 2022.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 68,750 shares of its common stock to Lincoln Park Capital, LLC pursuant to a purchase agreement entered into between Lincoln Park Capital, LLC ("LPC") and the Company in September 2020, resulting in gross proceeds of $2,614. During the year ended December 31, 2020, the Company issued and sold 29,411 shares to LPC under the purchase agreement for proceeds of $500. There were no sales under the purchase agreement during the six months ended June 30, 2023, or the year ended December 31, 2022. Under the purchase agreement, the Company may not effect any sales of shares of common stock on any purchase date that the closing sale price of its common stock on Nasdaq is less than the floor price of $6.00 per share, which will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.

On April 2, 2019, the Company issued and sold in a private placement an aggregate of (i) 591,922 units, consisting of 591,922 shares of its common stock and associated warrants, or the common warrants, to purchase an aggregate of 591,922 shares of common stock, for a combined price of $40.20 per unit and (ii) 54,837 units, consisting of (a) pre-funded warrants to purchase 54,837 shares of our common stock and (b) associated common warrants to purchase 54,837 shares of common stock, for a combined price of $40.20 per unit. The pre-funded warrants had an exercise price of $0.20 per share and had no expiration. In July 2019, all outstanding pre-funded warrants were exercised for 54,837 shares of common stock. At June 30, 2023, there were 646,759 common warrants outstanding with an exercise price of $40.00 per share.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 779,812 as of June 30, 2023, of which 367,075 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), and the Company’s 2016 Stock Incentive Plan (“the 2016 Plan”) and the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares.

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

Stock Option Valuation

There were no options granted to employees or directors during the six months ended June 30, 2023. The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2022 were as follows, presented on a weighted average basis :

Six Months Ended June 30, 2022
Risk-free interest rate	2.46%
Expected term (in years)	5.9
Expected volatility	94.2%
Expected dividend yield	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2022	537,112	$29.77	7.9	$—
Granted	—
Exercised	—
Canceled, forfeited or expired	(51,127)
Outstanding at June 30, 2023	485,985	$31.31	7.3	$—
Options exercisable at June 30, 2023	338,807	$36.52	6.8	$—
Options vested and expected to vest at June 30, 2023	481,950	$31.42	7.3	$—
Options exercisable at December 31, 2022	288,821	$40.15	7.1	$—
Options vested and expected to vest at December 31, 2022	529,549	$29.95	7.8	$—

There were no options granted to employees or directors during the six months ended June 30, 2023. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 was $0.35.

The aggregate fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $796 and $2,003, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no stock options exercised during the six months ended June 30, 2023 and 2022.

Restricted Stock Units

The Company did not have any restricted stock activity during the six months ended June 30, 2023.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$71	$178	$190	$321
General and administrative expenses	229	350	501	896
	$300	$528	$691	$1,217

As of June 30, 2023, the Company had an aggregate of $2,129 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.09 years.

11. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,787)	$(7,992)	$(6,566)	$(16,414)

Denominator:
Weighted average common shares outstanding—basic and diluted	4,541,167	4,541,179	4,541,167	4,537,450

Net loss per share —basic and diluted	$(0.39)	$(1.76)	$(1.45)	$(3.62)

The Company’s potential dilutive securities as of June 30, 2023 and 2022, which include stock options and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Warrants to purchase common stock	646,759	646,759
Stock options to purchase common stock	485,985	556,121
Total	1,132,744	1,202,880

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

The Company incurred license maintenance fees of $110 during each of the six months ended June 30, 2023 and 2022, respectively. The Company did not make any milestone payments during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

As of June 30, 2023, the Company had not developed a commercial product using the licensed technologies and no royalties under the Harvard/DFCI agreement had been paid or were due.

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

The Umicore agreement requires the Company to pay annual license fees of $50. The Company incurred license fees of $50 during the six months ended June 30, 2023 and 2022, respectively. The Company did not make any milestone payments during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, no additional milestones had been achieved and no liabilities for additional milestone payments had been recorded in the Company’s financial statements.

The Umicore agreement expires upon the expiration of the Company’s obligation to pay royalties in each territory covered under the agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims for indemnification that would have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2023 or December 31, 2022.

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

In addition, in February 2023, we determined to reduce our workforce from nine to three full-time employees, which we completed in the second quarter of 2023. We plan to retain the remaining employees to assist in executing the strategic alternative review process.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $6.6 million and $16.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $279.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. In February 2023, we discontinued development of ALRN-6924 which substantially reduced our operating expenses while we undertake a comprehensive assessment of our strategic options. Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future.

Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash, cash equivalents and investments of $13.7 million as of June 30, 2023, will enable us to fund our operating expenses for at least twelve months following the date of this Quarterly Report on Form 10-Q. Due to the inherent uncertainty in the timing and cost of these potential strategic alternatives, including their impact on our cash consumption, we have concluded that as of the date of this Quarterly Report on Form 10-Q there is substantial doubt about our ability to continue as a going concern. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, see “Liquidity and Capital Resources.” Our future viability is dependent on our ability to consummate a successful acquisition, merger, business combination, or a sale of assets or other transaction. If we do not, our board of directors may decide to explore other strategic alternatives, including, without limitation, a dissolution of our company.

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

Research and development activities were central to our business model. Our research and development expenses decreased in the first half of 2023 and we expect our research and development expenses will continue to decrease in the second half of 2023 as a result of our February 2023 decision to discontinue development of ALRN-6924 and our related reduction in workforce.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance and corporate and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; legal and other professional fees relating to our strategic process; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Our general and administrative expenses decreased in the first half of 2023 and we expect our general and administrative expenses will continue to decrease in the second half of 2023 as a result of our February 2023 decision to discontinue development of ALRN-6924 and the related reduction in workforce. Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	187	5,433	(5,246)
General and administrative	1,893	2,608	(715)
Restructuring and Other	(88)	—	(88)
Total operating expenses	1,992	8,041	(6,049)
Loss from operations	(1,992)	(8,041)	6,049
Interest income	112	49	63
Other income, net	93	—	93
Net loss	$(1,787)	$(7,992)	$6,205

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $0.2 million, compared to $5.4 million for the three months ended June 30, 2022. The decrease of $5.2 million in research and development spending was primarily a result of reduced spending of $2.1 million for our completed Phase 1b NSCLC trial, $1.0 million for our terminated Phase 1b breast cancer trial, $0.6 million for ALRN-6924 manufacturing costs, $0.2 million for our completed healthy volunteer study, and reduced spending for employee and related expenses.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended June 30, 2023, compared to $2.6 million for the three months ended June 30, 2022. The decrease of $0.7 million in general and administrative expenses was primarily the result of lower headcount costs during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively. We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income, net

Other income, net for the three months ended June 30, 2023 was $0.1 million. Other income, net, in the three months ended June 30, 2023 was primarily driven by fluctuations in foreign currency exchange rates and accretion of our investments.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	1,997	11,326	(9,329)
General and administrative	4,072	5,136	(1,064)
Restructuring and Other	934	—	934
Total operating expenses	7,003	16,462	(9,459)
Loss from operations	(7,003)	(16,462)	9,459
Interest income	167	70	97
Other income (expense), net	270	(22)	292
Net loss	$(6,566)	$(16,414)	$9,848

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $2.0 million, compared to $11.3 million for the six months ended June 30, 2022. The decrease of $9.3 million in research and development spending was primarily a result of reduced spending of $4.3 million for our completed Phase 1b NSCLC trial, $1.5 million for ALRN-6924 manufacturing costs, $0.8 million for our completed healthy volunteer study, $0.7 million for our terminated Phase 1b breast cancer trial, and reduced spending for employee and related expenses.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the six months ended June 30, 2023, compared to $5.1 million for the six months ended June 30, 2022. The decrease of $1.1 million in general and administrative expenses was primarily the result of lower headcount costs during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Restructuring and Other

Restructuring-related charges were $0.9 million for the six months ended June 30, 2023. Restructuring-related charges were comprised of one time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 was $0.2 million and less than $0.1 million, respectively. We anticipate that our interest income will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Other Income (Expense), net

Other income, net for the six months ended June 30, 2023 was $0.3 million, compared to other expense of less than $0.1 million for the six months ended June 30, 2022. Other income, net, in the six months ended June 30, 2023 was primarily driven by fluctuations in foreign currency exchange rates and accretion of our investments.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not commercialized any product candidate, and as we do not have any product candidates under development, we do not expect to generate revenue from sales of any products. We have financed our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital LLC, or LPC, sales of preferred stock prior to our initial public offering and payments received under a collaboration agreement. As of June 30, 2023, we had cash, cash equivalents and investments of $13.7 million.

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

In January 2021, we entered into a Capital on Demand Sales Agreement, or the ATM Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, and William Blair & Company, L.L.C., or William Blair, as agents, under which we may issue and sell shares of common stock, having an aggregate offering price of up to $30.0 million. Sales of common stock through JonesTrading and William Blair may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to make any sales of common stock under the ATM Sales Agreement. Pursuant to a prospectus relating to the ATM Sales Agreement we filed with the SEC on June 21, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $14.0 million under the ATM Sales Agreement. There were no sales under the ATM Sales Agreement during the six months ended June 30, 2023, or the year ended December 31, 2022.

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

The Purchase Agreement contains customary representations, warranties, covenants, indemnification and termination provisions. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our sole discretion, without any cost or penalty. During any “event of default” under the Purchase Agreement, LPC does not have the right to terminate the Purchase Agreement; however, we may not initiate any purchase of shares by LPC until such event of default is cured. There were no sales under the Purchase Agreement during the six months ended June 30, 2023, or the year ended December 31, 2022.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(7,777)	$(13,485)
Cash provided by investing activities	15,750	17,513
Cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$7,973	$4,028

Operating Activities.

During the six months ended June 30, 2023, operating activities used $7.8 million of cash, resulting primarily from our net loss of $6.6 million and $1.8 million of decreased net operating assets and liabilities, offset by $0.6 million in non-cash expenses. During the six months ended June 30, 2022, operating activities used $13.5 million of cash, resulting primarily from our net loss of $16.4 million, partially offset by $1.7 million of increased net operating assets and liabilities, and $1.3 million in non-cash expenses.

Investing Activities.

During the six months ended June 30, 2023, investing activities provided $15.8 million of cash resulting primarily from $15.8 million of proceeds from the sale of investments. During the six months ended June 30, 2022, investing activities provided $17.5 million of cash primarily resulting from $29.6 million of proceeds from the sale of investments, partially offset by purchases of $12.1 million of investments.

Financing Activities.

During the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $0 million.

Funding Requirements

Our operating expenses decreased in the first half of 2023 and we expect our operating expenses will continue to decrease in the second half of 2023 as a result of our February 2023 decision to discontinue development of ALRN-6924 and implement a reduction in workforce. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs.

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

During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 20, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation and Release of Claims Agreement, dated as of April 24, 2023, between the Registrant and D. Allen Annis, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2023)

10.2

Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2023)

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

Aileron Therapeutics, Inc.

Date: August 11, 2023	By:	/s/ Manuel C. Alves Aivado, M.D., Ph.D.
Manuel C. Alves Aivado, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 11, 2023	By:	/s/ Susan L. Drexler
Susan L. Drexler
Interim Chief Financial Officer (principal financial officer)