Form 10-K/A
period 2023-12-31
Aileron Therapeutics, Inc.
filed 2024-04-29
CIK 1420565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM      TO
Commission File
Number 001-38130

Aileron Therapeutics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12407 N. Mopac Expy Suite 250 #390 Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (737)
802-1989
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ALRN	The Nasdaq Capital Market
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
common equity held by
non-affiliates
of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Capital Market was $6,587,576.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688
As of April 25, 2024, the Registrant has 16,868,480 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) is filed with respect to our Annual Report on Form
10-K
for the year ended December 31, 2023 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024. We are filing this Amendment solely for the purpose of including the information required by Part III of Form
10-K,
which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III of Form
10-K
to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end. However, we do not intend to file a definitive proxy statement for our 2024 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023.
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
Unless indicated otherwise, throughout this Amendment, references to “Aileron,” “the Company,” “we,” “us” and “our” refer to Aileron Therapeutics, Inc. and its subsidiaries, except where the context otherwise requires or indicates.
Aileron and the other trademarks or service marks of Aileron appearing in this Amendment are the property of Aileron. All other trademarks, service marks or other trade names appearing in this Amendment are the property of their respective owners.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Brian Windsor, Ph.D. and Alan A. Musso), whose terms expire at the 2024 annual meeting of stockholders; one Class II director (William C. Fairey), whose term expires at the 2025 annual meeting of stockholders; and three Class III directors (Manuel C. Alves Aivado, M.D., Ph.D., Reinhard J. Ambros, Ph.D. and Josef H. von Rickenbach), whose terms expire at the 2026 annual meeting of stockholders.

Name	Age	Position(s)
Class I Directors
Brian Windsor, Ph.D.	58	President and Chief Executive Officer; Director
Alan A. Musso (1)(2)	61	Director
Class II Director
William C. Fairey (1)(3)	59	Director
Class III Directors
Manuel C. Alves Aivado, M.D., Ph.D.	54	Director
Reinhard J. Ambros, Ph.D. (1)(2)	67	Director
Josef H. von Rickenbach (2)(3)	68	Chairman of the Board of Directors

(1)	Member of compensation committee.
(2)	Member of audit committee.
(3)	Member of nominating and corporate governance committee.

Set forth below are the names of and certain information for each board member. The information presented includes each director’s principal occupation and business experience for the past five years and the names of other public companies of which he has served as a director during the past five years.

Class I Directors

Brian Windsor, Ph.D. has served as our President, Chief Executive Officer, and as a member of our board of directors since March 2024. Prior to becoming President and Chief Executive Officer, Dr. Windsor served as our President and Chief Operating Officer from October 2023 to March 2024. From July 2013 to October 2023, Dr. Windsor served as President, Chief Executive Officer and a director of Lung Therapeutics, Inc., or Lung, which was acquired by us in October 2023, or the Lung Acquisition. From September 2019 to March 2022, Dr. Windsor served as a director and the Chief Science Officer of TFF Pharmaceuticals, Inc., a public biopharmaceutical company that Lung spun out into an independent company. From January 2018 to March 2022, Dr. Windsor provided consulting services to TFF Pharmaceuticals, Inc. in the areas of science and technology. From November 2009 to March 2013, Dr. Windsor served as President of Enavail, LLC, a specialty pharmaceutical manufacturing company, where he oversaw all aspects of the company’s pharmaceutical drug development. Before joining Enavail, Dr. Windsor directed portfolio company management for Emergent Technologies, Inc., an early stage technology venture creation and management company, where he served as managing director or president for ten portfolio companies. Dr. Windsor holds a B.S. and a Ph.D. in molecular biology from The University of Texas at Austin. We believe Dr. Windsor is qualified to serve on our board of directors due to his extensive management and financial experience in the life sciences industry.

Alan A. Musso has served as a member of our board of directors since October 2023. Since August 2023, Mr. Musso has served as the chief financial officer of Fulcrum Therapeutics, a public clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need. Previously, he served as the chief financial officer of ReViral Ltd., a privately held, clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing novel antiviral therapeutics that target respiratory syncytial virus (RSV), that was acquired by Pfizer Inc., in June 2022, from October 2019 until September 2022. Prior to ReViral, from September 2018 to September 2019, Mr. Musso was the chief financial officer and treasurer at Peloton Therapeutics Inc., a company focused on the development of novel small molecule therapeutic candidates for the treatment of cancer. While at Peloton, Mr. Musso helped to prepare the company for an initial public offering until the company was acquired by Merck & Co. in July 2019. Prior to Peloton, from November 2014 to August 2018, Mr. Musso served as the chief financial officer and treasurer at Bellicum Pharmaceuticals, Inc., a public biotechnology company focused on discovering and developing novel, controllable cellular immunotherapies for various forms of cancer. Prior to Bellicum, from February 2002 to November 2014, Mr. Musso served in various positions at Targacept, Inc., a public biopharmaceutical company. Mr. Musso spent the early part of his career as a senior internal auditor for Pfizer as well as a certified public accountant for KPMG International. Mr. Musso served as a member of the board of directors of Lung from April 2022 until the closing of the Lung Acquisition in October 2023. Mr. Musso holds a B.S. in accounting from Saint Mary’s College of California, and a Master’s Degree from the Thunderbird School of Global Management. We believe Mr. Musso is qualified to serve on our board of directors due to his extensive management and financial experience in the life sciences industry.

Class II Director

William C. Fairey has served as a member of our board of directors since October 2023. Mr. Fairey served as executive vice president and chief commercial officer of MyoKardia, Inc., a clinical-stage biopharmaceutical company discovering and developing targeted therapies for the treatment of serious cardiovascular diseases, from January 2019 to November 2020 prior to its acquisition by Bristol Myers Squibb in October 2020. Prior to MyoKardia, from January 2018 to January 2019, Mr. Fairey served as executive vice president and chief operating officer of ChemoCentryx, Inc., a public biopharmaceutical company focused on discovering, developing and commercializing orally administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. During that time, Mr. Fairey was responsible for the sales, marketing, medical affairs and market access functions, including commercialization of late stages compounds. Prior to ChemoCentryx, Mr. Fairey served in various roles at Actelion Pharmaceuticals Ltd., a pharmaceutical company, and its subsidiaries, from January 2001 to December 2017. Actelion was acquired by Johnson & Johnson in 2017. Mr. Fairey has served on the board of directors of Mirum Pharmaceuticals, a public biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare and orphan diseases, since August 2021 and on the board of directors of Ascendis Pharma A/S, a public biopharmaceutical company organized under the laws of the Kingdom of Denmark, since August 2022. Mr. Fairey served as a member of the board of directors of Lung from August 2021 until the closing of the Lung Acquisition in October 2023. Mr. Fairey holds a B.S. in biology from the University of Oregon and an M.B.A. from Saint Mary’s College of California. We believe Mr. Fairey is qualified to serve on our board of directors due to his significant experience in the life sciences industry and his experience on corporate boards of public companies.

Class III Directors

Manuel C. Alves Aivado, M.D., Ph.D., has served as a member of our board of directors since September 2018. Previously, Dr. Aivado served as our Chief Executive Officer from September 2018 to March 2024, as our President from September 2018 to October 2023, and Senior Vice President, Chief Medical Officer from September 2014 to September 2018. From March 2012 to September 2014, Dr. Aivado served as vice president of clinical development and pharmacovigilance at Taiho Oncology, Inc., a pharmaceutical company. From October 2006 to March 2012, Dr. Aivado served as senior medical director in the clinical development group at GlaxoSmithKline, Inc., a global pharmaceutical company. Dr. Aivado has also served as an instructor in medicine at Beth Israel Deaconess Medical Center/Harvard Medical School. Prior to his industry experience,

Dr. Aivado practiced clinical medicine in Germany for nearly ten years. During that time, he was awarded the Dr. Mildred Scheel cancer research scholarship award in 2002. Dr. Aivado is a German board-certified physician for internal medicine, hematology, and medical oncology. He received an M.D. and Ph.D. from the Medical School of the University of Dusseldorf in Germany. We believe that Dr. Aivado is qualified to serve on our board of directors due to his previous service as our President and Chief Executive Officer, previous role as our Chief Medical Officer, extensive knowledge of our company, and significant background in pharmaceutical research and development.

Reinhard J. Ambros, Ph.D., has served as a member of our board of directors since June 2013. From 2005 until 2017, Dr. Ambros served as global head of Novartis Venture Funds, a globally acting corporate biotechnology venture fund. Prior to that, from 1999 until 2005, he served as head of group strategic planning and as global head of business development and licensing for cardiovascular and metabolic diseases at Novartis AG, a multinational pharmaceutical company. He currently serves on the boards of several biotechnology companies in Europe and the U.S. He also served as advisor to German and Swiss Government Biotechnology Funds. Dr. Ambros received an M.S. from the University of Regensburg, Germany, and a Ph.D. in medicinal chemistry and pharmacology from the University of Regensburg, Germany. We believe Dr. Ambros is qualified to serve on our board of directors due to his management experience in the biotechnology sector and his service on other boards of directors.

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

Executive Officers

The following table sets forth the name, age as of April 25, 2024, and position of each of our executive officers.

Name	Age	Position(s)
Brian Windsor, Ph.D.	58	President and Chief Executive Officer
Charles T. Garner	48	Senior Vice President, Finance

Biographical information concerning Brian Windsor, Ph.D., our President and Chief Executive Officer, is set forth above under “Board of Directors.”

Charles T. Garner has served as our Senior Vice President, Finance since October 2023. Prior to becoming Senior Vice President, Finance, Mr. Garner was Chief Financial Officer of Lung, from December 2018 to October 2023, and served as Secretary and Treasurer of Lung from February 2020 to October 2023. Prior to joining Lung, Mr. Garner was a finance consultant providing strategic and financial advisory services to Lung and other biopharmaceutical companies from October 2015 to December 2018. From October 2013 to October 2015, Mr. Garner served as the Chief Financial Officer, Chief Business Officer and Treasurer for Recro Pharma, Inc., a specialty pharmaceutical company. From March 2010 to May 2011, Mr. Garner served as a Director in the Merchant Banking Group of Burrill & Company, a financial services firm focused on the life sciences industry. From 2008 to May 2010, Mr. Garner was self-employed providing consulting and financial advisory services. From 1999 to 2008, Mr. Garner worked in the Healthcare Investment Banking Group of Deutsche Bank

Securities. Mr. Garner began his career at PricewaterhouseCoopers, in its Business Assurance Group. Mr. Garner received his Bachelors of Business Administration, high distinction, with a concentration in accounting and finance from the University of Michigan.

Corporate Governance Matters

Our board of directors believes that good corporate governance is important to ensure that our company is managed for the long-term benefit of stockholders. This section describes key corporate governance guidelines and practices that our board of directors has adopted. Complete copies of our corporate governance guidelines, committee charters and code of conduct are available on the “Investors & Media—Corporate Governance” section of our website, which is located at www.aileronrx.com. Alternatively, you can request a copy of any of these documents by writing us at Aileron Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758, Attention: Brian Windsor, Ph.D., President and Chief Executive Officer.

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

In January 2024, in connection with the 2023 annual meeting of stockholders, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors determined that, as of the 2023 annual meeting of stockholders, each of our directors, with the exception of Manuel C. Alves Aivado, M.D., Ph.D., was an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Aivado was not an independent director under these rules because he was our President and Chief Executive Officer as of the 2023 annual meeting of stockholders. Our board of directors will undertake a review of the composition of our board of directors and its committees and the independence of each director in connection with the 2024 annual meeting of stockholders.

Board of Director Meetings and Attendance

Our board of directors held 13 meetings during the year ended December 31, 2023, or fiscal 2023. During fiscal 2023, each of the directors then in office attended at least 75% of the aggregate of the number of board of director meetings held during the period which the person has been a director and the number of meetings held by all committees of the board of directors on which such director then served (during the periods that such person served). Our corporate governance guidelines provide that directors are expected to attend the annual meeting of stockholders. Dr. Aivado and Mr. von Rickenbach attended the 2023 annual meeting of stockholders.

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

12407 N. Mopac Expy. Suite 250, #390

Austin, Texas 78758

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

Audit Committee

The current members of our audit committee are Reinhard J. Ambros, Ph.D., Alan A. Musso, and Josef H. von Rickenbach. Mr. Musso has served as chair of our audit committee since October 31, 2023. Dr. Ambros, Mr. Musso, and Mr. von Rickenbach were appointed as members of the audit committee on October 31, 2023 in connection with the Lung Acquisition. William T. McKee served as a member and chair of our audit committee and Jodie P. Morrison served as member of our audit committee until their resignations from our board of directors on October 31, 2023 in connection with the Lung Acquisition. In fiscal 2023, our audit committee met eight times. Our audit committee’s responsibilities include:

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

Our board of directors has determined that Mr. Musso is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Compensation Committee

The current members of our compensation committee are Dr. Ambros, William C. Fairey, and Mr. Musso. Dr. Ambros has served as the chair of the compensation committee since October 31, 2023. Dr. Ambros, Mr. Fairey, and Mr. Musso were appointed as members of our compensation committee on October 31, 2023 in connection with the Lung Acquisition. Jeffrey A Bailey served as a member and chair of our compensation committee until his resignation from our board of directors on October 31, 2023 in connection with the Lung Acquisition. Nolan Sigal, M.D., Ph.D. and Mr. von Rickenbach served as members of our compensation committee until their resignations from the compensation committee on October 31, 2023 in connection with the Lung Acquisition. In fiscal 2023, our compensation committee did not meet. Our compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Mr. Fairey and Mr. von Rickenbach. Mr. Fairey has served as the chair of the nominating and corporate governance committee since October 31, 2023. Mr. Fairey, Dr. Sigal, and Mr. von Rickenbach were appointed as members of the nominating and corporate governance committee on October 31, 2023 in connection with the Lung Acquisition. Ms. Morrison served as a member of our nominating and corporate governance committee until her resignation from our board of directors on October 31, 2023 in connection with the Lung Acquisition. Dr. Sigal served as chair of our nominating and corporate governance committee until October 31, 2023 and as a member of our nominating and corporate governance committee until his resignation from our board of directors on February 29, 2024. Dr. Ambros served as a member of our nominating and corporate governance committee until his resignation from the nominating and corporate governance committee on October 31, 2023 in connection with the Lung Acquisition. In fiscal 2023, our nominating and corporate governance committee did not meet. Our nominating and corporate governance committee’s responsibilities include:

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

Stockholder Nominations

Stockholders may recommend individuals to our nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Aileron Therapeutics, Inc., Attention: Nominating and Corporate Governance Committee, 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758. Assuming that appropriate biographical and background material has been provided in accordance with the procedures set forth in our definitive proxy statement for our 2023 annual meeting of stockholders filed with the SEC on January 29, 2024 (the “2023 Proxy Statement”) under the heading “Other Matters – Stockholder Proposals for our 2024 Annual Meeting”, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the board of directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.

Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the nominating and corporate governance committee or our board of directors, by following the procedures set forth in our 2023 Proxy Statement under “Other Matters – Stockholder Proposals for our 2024 Annual Meeting.”

Board Diversity Matrix

In accordance with Nasdaq’s recently adopted board diversity listing standards, we are also disclosing aggregated statistical information about the members of our board directors as voluntarily identified to us by each of our directors.

Board Diversity Matrix (As of April 25, 2024)

Total Number of Directors	6
	Female	Male	Non-Binary	Did not Disclose Gender
Part I: Gender Identity
Directors	—	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	1	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Anti-Hedging Policy

Our insider trading policy expressly prohibits all of our employees, including our named executive officers, as well as our directors, from engaging in speculative transactions in our stock, including short sales, puts/calls, hedging transactions and margin accounts or pledges.

Clawback Policy

In November 2023, we adopted a “clawback policy” compliant with Nasdaq listing standards which provides that, in the event that we are required to prepare an accounting restatement for periods ending on or after October 2, 2023, we will attempt to recover from our current or former executive officers the pre-tax amount of incentive-based compensation in excess of what would have been paid to such executive officer after giving effect to the accounting restatement during the three completed fiscal years immediately preceding the earlier of (i) the date the board of directors, or a committee of the board of directors, or the officer or officers of the company authorized to take such action if board action is not required, concludes, or reasonably should have concluded, that the company is required to prepare an accounting restatement, or (ii) the date a court, regulator, or other legally authorized body directs the company to prepare an accounting restatement. For purposes of the policy, incentive-based compensation means any compensation that is granted, earned or vested based wholly or in part upon the attainment of any measures determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures (whether or not such measures are presented within the company’s financial statements or included in a filing made with the SEC); stock price; and total stockholder return. If the incentive-based compensation is based on our stock price or total stockholder return and the amount of excess incentive-based compensation is not calculable directly from the information in an accounting restatement, the amount recovered shall be based on a reasonable estimate of the effect of the accounting restatement on the stock price or total stockholder return upon which the incentive-based compensation was received.

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

Item 11. Executive Compensation.

This section discusses the material elements of our executive compensation policies for our “named executive officers” and the most important factors relevant to an analysis of these policies. For 2023, our “named executive officers” are Dr. Aivado, our former Chief Executive Officer; Dr. Windsor, our President and Chief Executive Officer who was serving as an executive officer as of December 31, 2023 and was our other most highly compensated executive officer serving at year end (other than our Chief Executive Officer); and one individual who was no longer serving as an executive officer as of December 31, 2023, D. Allen Annis, Ph.D., our former Senior Vice President, Research. In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
Manuel C. Alves Aivado, M.D., Ph.D.	2023	587,336	—	—	43,399	(4)	630,735
Former Chief Executive Officer	2022	587,336	—	543,850	113,234	(4)	1,244,420
Brian Windsor, Ph.D. (5)	2023	85,256	204,375	—	10		289,642
President and Chief Executive Officer
D. Allen Annis, Ph.D.	2023	141,176	—	—	314,843	(6)	456,019
Former Senior Vice President, Research	2022	404,100	—	150,250	17,914		572,264

(1)

Unless otherwise noted, the amounts reported in the “Bonus” column represent discretionary annual cash bonuses awarded to our named executive officers for service during the year referenced, although paid in the following year.

(2)

The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718. See Note 13 to our financial statements included in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(3)

Unless otherwise noted, the amounts represent Health Savings Account, or HSA, contributions and the dollar value of group life insurance paid with respect to life insurance, and, beginning in fiscal 2022, company contributions under the 401(k) match program described below under “401(k) Retirement Plan” for the named executive officer consistent with those provided to all of our employees.

(4)

In addition to the HSA contribution, 401k contribution, and the dollar value of group life insurance paid, the amounts for Dr. Aivado consist of $16,070 and $49,816 in commuting reimbursements in fiscal 2023 and 2022, respectively, and $9,915 and $45,504 in tax gross-ups in fiscal 2023 and 2022, respectively, for the payment of taxes associated with the reimbursement of commuting expenses.

(5)

Dr. Windsor began to serve as our President, and Chief Operating Officer, effective as of October 31, 2023 and became our President and Chief Executive Officer on March 11, 2024. Because Dr. Windsor was not an NEO prior to 2023, compensation information is not provided for 2022.

(6)

In addition to the HSA contribution, 401k contribution, and the dollar value of group life insurance paid, this amount for Dr. Annis also includes $303,075 in severance paid to Dr. Annis in 2023 in connection with his separation from his position as our Senior Vice President, Research in April 2023.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2023 are described below.

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

In February 2022 and December 2022, the compensation committee engaged Radford as its independent compensation consultant to provide comparative data on executive and director compensation practices in our industry and assess our executives’ and directors’ compensation relative to comparable companies for 2022 and 2023 respectively.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

In March 2022, based upon comparative data on executive compensation provided by Radford and annual performance reviews conducted by our compensation committee of our named executive officers, our compensation committee increased (i) Dr. Aivado’s annual base salary to $587,336, and (ii) Dr. Annis’ annual base salary to $404,100.

Our compensation committee determined not to make any adjustments to our named executive officers’ base salaries in 2023. Our compensation committee has not yet determined whether to make any adjustments to our named executive officers’ base salaries for 2024.

Cash Incentives

The compensation committee awards annual performance-based cash bonuses to our executive officers for up to a specific percentage of his salary as a vehicle to reward achievement of value-driving milestones and recognize individual performance.

Pursuant to the terms of Dr. Aivado’s September 2018 employment agreement, Dr. Aivado was eligible to receive, commencing in 2019 and for each calendar year thereafter that Dr. Aivado is employed by us, a discretionary performance target bonus of up to 50% of his annual base salary based on the achievement of performance milestones set by either our board of directors or the compensation committee of the board.

Pursuant to the terms of Dr. Windsor’s employment agreement, Dr. Windsor is eligible to receive an annual bonus based on a bonus target of 45% of his annual base salary based on performance against goals and at the discretion of our board of directors.

The compensation committee determined not to award cash bonuses to our executive officers for their performance in 2022. In addition, the compensation committee determined not to change the target performance-based cash bonuses for our executive officers for 2023, which remained at 50% for Dr. Aivado and 45% for Dr. Windsor.

On February 9, 2024, the compensation committee determined to award a cash bonus of $204,375 to Dr. Windsor for his performance in 2023. The compensation committee determined not to award cash bonuses to our other executive officers for their performance in 2023.

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

Our compensation committee determined not to grant equity awards to our executive officers in for their performance in 2022 or 2023.

All Other Compensation

We determined to cease providing our executive officers with commuting reimbursements, beginning May 1, 2023.

Outstanding Equity Awards at Fiscal Year End 2023

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/ share)	Option Expiration Date
Manuel C. Alves Aivado, M.D., Ph.D.	6,290		—	101.40	3/9/2025
	7,196		—	115.40	3/1/2027
	2,870		—	260.00	7/24/2027
	11,646		—	67.80	9/5/2028
	25,001		—	35.00	4/14/2029
	19,585	(1)	416	13.60	1/30/2030
	76,256	(2)	45,745	25.80	6/14/2031
	24,790	(3)	31,861	9.60	3/29/2032
Brian Windsor, Ph.D.	8,532		—	0.29	9/29/2025
	209,468	(4)	43,183	0.70	10/9/2027
	34,736		—	0.70	3/14/2028
	304,379	(5)	13,234	1.17	2/25/2030
	134,070	(5)	5,829	1.17	2/25/2030
	170,646		—	3.87	10/19/2033
D. Allen Annis, Ph.D.	2,789		—	101.40	3/12/2024
	403		—	101.40	3/9/2025
	1,208		—	115.40	3/1/2027
	1,251		—	260.00	7/24/2027
	7,501		—	35.00	4/14/2029
	6,121	(1)	130	13.60	1/30/2030
	14,819	(2)	8,882	25.80	6/14/2031
	6,851	(3)	8,800	9.60	3/29/2032

(1)	These options were granted on January 31, 2020 and vest as to 2.0833% of the shares in equal monthly installments through January 31, 2024.
(2)

These options were granted on June 15, 2021 and vest as to 25% of the shares on June 15, 2022 with the remaining shares vesting in equal monthly installments of 2.0833% of the shares through June 15, 2025.

(3)	These options were granted on March 30, 2022 and vest as to 2.0833% of the shares in equal monthly installments through March 30, 2026.
(4)

These options were granted on October 10, 2017 and vest as to 52,267 of the shares on the date of grant, 157,101 of the shares in thirty-six equal monthly installments beginning on November 10, 2017 and 43,183 of the shares on the first to occur of (i) a change of control in which Lung is sold for a valuation per share of greater than $1.8573 per share of common stock or (ii) the completion of an offering of Lung’s equity securities at a valuation of greater than $1.2382 per share of common stock.

(5)

These options were granted on February 26, 2020 and vest as to 25% of the shares on the one-year anniversary of the date of grant and the remaining shares vesting as to 2.0833% of the shares in equal monthly installments through February 26, 2024.

Director Compensation

Our non-employee directors receive compensation under our director compensation program. We intend to review our director compensation program in 2024.

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

Equity Grants

In March 2022, based upon comparative data on board compensation provided by Radford, the board of directors revised the director compensation program to increase the annual stock option grants, such that each non-employee director who has served on our board of directors for at least six months will receive an option to purchase will receive an option to purchase 2,725 shares of our common stock immediately following each annual meeting of our stockholders. In addition, the compensation committee revised the director compensation program to increase the initial grant, such that each new member of the board will receive an option to purchase 5,450 shares of our common stock upon election to the board. All other provisions of the director compensation program, including the vesting terms for such grants, remain unchanged.

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of directors and committee meetings.

We do not pay any compensation to Dr. Windsor, our President and Chief Executive Officer, in connection with his service on our board of directors. The compensation that we pay to Dr. Windsor and Dr. Aivado, our former Chief Executive Officer is discussed earlier in this “Executive Compensation” section.

The following table sets forth information regarding compensation earned by our non-employee directors for service during fiscal 2023. Jeffrey A. Bailey, William T. McKee and Jodie P. Morrison resigned from the board as of October 31, 2023. Mr. Fairey and Mr. Musso joined the board as of October 31, 2023 in connection with the Lung Acquisition.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Josef H. von Rickenbach	67,968	—	67,968
Reinhard J. Ambros, Ph.D.	46,250	—	46,250
William C. Fairey	9,375	4,387	9,375
Alan A. Musso	11,250	4,387	11,250
Nolan Sigal, M.D., Ph.D. (2)	55,464	—	55,464
Jeffrey A. Bailey	83,333	—	83,333
William T. McKee	47,917	—	47,917
Jodie P. Morrison	47,917	—	47,917

(1)

The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 13 to our financial statements included in our Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(2)	Dr. Sigal resigned as a member of our board of directors on February 29, 2024.

As of December 31, 2023, our non-employee directors that served in such capacity during fiscal 2023 held the following stock options, including stock options assumed by us in the Lung Acquisition, all of which were granted under (a) our 2017 Stock Incentive Plan, or 2017 Plan, (b) our 2021 Plan and (c) Lung’s 2013 Plan:

Name	Option Awards
Josef H. von Rickenbach	9,400
Reinhard J. Ambros, Ph.D.	12,150
William C. Fairey	22,514
Alan A. Musso	22,514
Nolan Sigal, M.D., Ph.D.	9,400
Jeffrey A. Bailey	12,150
William T. McKee	9,400
Jodie P. Morrison	10,900

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of April 25, 2024, by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our current directors;

•	our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Percentage of beneficial ownership is based on 16,868,480 shares of our common stock outstanding as of April 25, 2024. In addition, shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 25, 2024, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the person or entity holding such options, warrants or other rights (but not any other person or entity) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Aileron Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758.

	Total Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Bios Partners (1)	1,672,017	9.9%
The University of Texas/Texas A&M Investment Management Company; The Board of Regents of the University of Texas System (2)	1,812,627	10.7%
Named Executive Officers and Directors
Manuel C. Aivado, M.D., Ph.D. (3)	195,253	1.1%
Brian Windsor, Ph.D. (4)	882,942	5.0%
D. Allen Annis, Ph.D. (5)	43,254	*
Josef H. von Rickenbach (6)	31,673	*
Reinhard J. Ambros, Ph.D. (7)	12,440	*
William C. Fairey (8)	12,168	*
Alan A. Musso (9)	12,168	*
All Executive Officers and Directors as a Group (6 persons)	1,146,644	6.4%

*	Represents beneficial ownership of less than 1% of our outstanding stock.
(1)

Beneficial ownership of the entities affiliated with Bios Partners, or the Bios Entities, consists of (i) 624 shares of our common stock held by Bios Equity Partners, LP; (ii) 94,039 shares of our common stock held by Bios Fund I QP, LP; (iii) 160,293 shares of our common stock held by Bios Fund I, LP; (iv) 16,274 shares of our common stock held by Bios Fund II NT, LP; (v) 122,991 shares of our common stock held by Bios Fund II QP, LP; (vi) 37,201 shares of our common stock held by Bios Fund II, LP; (vii) 405,105 shares of our common stock held by Bios LTI Co-Invest III QP, LP; (viii) 264,731 shares of our common stock held by Bios LTI Co-Invest III, LP; (ix) 145,117 shares of our common stock held by Bios LTI SPV II, LP; (x) 192,000 shares of our common stock held by Bios Clinical Opportunity Fund, LP; (xi) 15,000 shares of our common stock held by Bios Fund III NT, LP; (xii) 94,000 shares of our common stock held by Bios Fund III QP, LP; (xiii) 14,000 shares of our common stock held by Bios Fund III, LP; (iii) 2,823 shares of our common stock held by Aaron Fletcher; and (xiv) 107,819 shares of our common stock held by Circle K Invesco, LP. The share numbers in the preceding sentence represent the maximum number of shares of our common stock issuable upon the voluntary conversion of the shares of our Series X Non-Voting Convertible Preferred Stock, par value $0.001 per share, or the Series X Preferred Stock, held in the aggregate by the Bios Entities as a result of the blocker provision set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series X Preferred Stock, or the Certificate of Designation and excludes an additional 12,579,000 shares of our common stock issuable upon conversion of the Series X Preferred Stock held in the aggregate by the Bios Entities. The Certificate of Designation provides that any holder of Series X Preferred Stock will not have a right to convert, subject to certain exceptions, the Series X Preferred Stock for our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would hold 19.99% of the total number of shares of our common stock then outstanding, subject to decrease upon written notice by the holder. The Bios Entities have provided such notice to decrease the beneficial ownership limitation to 9.99%. The reported share number also excludes an additional 1,937,989 shares of our common stock issuable upon exercise of warrants held in the aggregate by the Bios Entities, such warrants also being subject to a 9.99% beneficial ownership limitation with respect to all Reporting Persons.
(2)

Based on information provided in a Schedule 13G filed on March 5, 2024, beneficial ownership consists of (i) 1,810,457 shares of Common Stock and (ii) 2,170 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days after April 25, 2024. Pursuant to an Investment Management Services Agreement with The Board of Regents of the University of Texas System, or the Regents, The University of Texas/Texas A&M Investment Management Company, an institutional investment advisor, holds the shares reported above on behalf of the Regents and is authorized to exercise investment discretion and voting power with respect to such shares on behalf of the Regents.

(3)	Consists of (i) 50 shares of common stock held directly and (ii) 195,203 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(4)	Consists of (i) 2,046 shares of common stock held directly and (ii) 880,896 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(5)	Consists of (i) 377 shares of common stock held directly and (ii) 42,877 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(6)	Consists of (i) 22,273 shares of common stock held directly and (ii) 9,400 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(7)	Consists of (i) 290 shares of common stock held directly and (ii) 12,150 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(8)	Consists of 12,168 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.
(9)	Consists of 12,168 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 25, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had five equity compensation plans, each of which was approved by our stockholders: our 2006 Equity Incentive Plan, as amended, or the 2006 Plan, our 2016 Stock Incentive Plan, or the 2016 Plan, our 2017 Plan, our 2021 Plan, and our 2017 Employee Stock Purchase Plan, or 2017 ESPP.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($/share) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	425,293	(2)	31.89	756,658	(3)(4)
Equity compensation plans not approved by security holders(5)	—		—	—
Total	425,293		31.89	756,658

(1)	Represents the weighted average exercise price of the 425,293 stock options that were outstanding as of December 31, 2023.
(2)

Consists of (i) 9,482 shares to be issued upon exercise of outstanding options under our 2006 Plan as of December 31, 2023, (ii) 8,404 shares to be issued upon exercise of outstanding options under our 2016 Plan as of December 31, 2023, (iii) 130,903 shares to be issued upon exercise of outstanding options under our 2017 Plan as of December 31, 2023, and (iv) 276,504 shares to be issued upon exercise of outstanding options under our 2021 Plan as of December 31, 2023.

(3)

Consists of (i) 427,517 shares that remained available for future issuance under our 2021 Plan as of December 31, 2023, and (ii) 7,500 shares that remained available for future issuance under our 2017 ESPP as of December 31, 2023. No shares remained available for future issuance under the 2006 Plan, the 2016 Plan, or the 2017 Plan as of December 31, 2023.

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

(5)

The table does not include 1,775,909 shares to be issued upon exercise of options outstanding under Lung’s 2013 Plan, with a weighted average exercise price of $1.60, as of December 31, 2023, and 726,437 shares to be issued upon exercise of outstanding warrants under Lung’s 2013 Plan, with a weighted average exercise price of $5.66, as of December 31, 2023, which options and warrants were assumed by us in connection with the Lung Acquisition. The 2013 Plan was not approved by our stockholders. Following the closing of the Lung Acquisition, no further awards can be granted under the 2013 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2022, we have engaged in the following transactions in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year end for fiscal years 2023 and 2022, and any of our executive officers, directors, or beneficial holders of more than 5% of any class of voting securities, or any of their affiliates, had a direct or indirect material interest. We believe that all of these transactions were on terms comparable to terms that could have been obtained from unrelated third parties.

Lung Acquisition and Financing

Upon the closing of the Lung Acquisition, entities associated with Bios Partners became beneficial owners of more than 5% of our voting securities. Immediately following the closing of the Lung Acquisition, we entered into a Stock and Warrant Purchase Agreement, or the Purchase Agreement, with a group of accredited investors, or the Investors, led by Bio Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, and including Nantahala Capital, as well as additional undisclosed investors, pursuant to which we issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants, or the Warrants, to purchase up to an aggregate of 2,353,500 shares of common stock, or the Warrant Shares, for an aggregate purchase price of approximately $18.4 million, which included the conversion of certain convertible promissory notes in the aggregate principal amount of approximately $1.6 million issued by Lung to Bios Partners prior to the closing of the Lung Acquisition at a 10% discount to the per share price of the Series X Preferred Stock, or the Financing.

Upon the closing of the Financing, (i) Bios Clinical Opportunity Fund, LP purchased 1,136 shares of Series X Preferred Stock and a warrant to purchase 568,000 shares of common stock for a purchase price of approximately $4.4 million, (ii) Bios Fund III NT, LP purchased 125 shares of Series X Preferred Stock and a warrant to purchase 62,500 shares of common stock for a purchase price of approximately $0.5 million, (iii) Bios Fund III QP, LP purchased 777 shares of Series X Preferred Stock and a warrant to purchase 388,500 shares of common stock for a purchase price of approximately $3.0 million, and (iv) Bios Fund III, LP purchased 119 shares of Series X Preferred Stock and a warrant to purchase 59,500 shares of common stock for a purchase price of approximately $0.5 million. In addition, certain convertible promissory notes issued by Lung to Bios Clinical Opportunity Fund, LP in an amount of approximately $1.6 million were converted, at a 10% discount to the per share price of the Series X Preferred Stock, into 444 shares of Series X Preferred Stock and a warrant to purchase 222,000 shares of common stock.

Lock-up Agreements

Concurrently and in connection with the Lung Acquisition, we entered into lock-up agreements with entities associated with Bios Partners, pursuant to which each entity is subject to a 180-day lockup on the sale or transfer of shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock (including without limitation, shares of common stock or such other securities which may be deemed to be beneficially owned by such entity in accordance with the rules and regulations of the SEC and our securities which may be issued upon exercise of an option to purchase shares of common stock or a warrant to purchase shares of common stock) that were held by such entity at the closing of the Lung Acquisition and hereafter owned by such entity, including those shares issued in the Lung Acquisition, subject to certain customary exceptions.

Registration Rights Agreement

In connection with the Financing, we entered into a Registration Rights Agreement with the a group of accredited investors, or the Investors, led by Bio Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, and including Nantahala Capital, as well as additional undisclosed investors. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a resale registration statement with the SEC by the within 90 calendar days following the closing of the Financing and such registration statement was declared effective on February 5, 2024. The Registration Rights Agreement also contains customary terms, including an obligation to indemnify the Investors, their officers, directors, agents, partners, members, managers, stockholders, affiliates and employees under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions and all legal fees and expenses of legal counsel for the Investors, except for reasonable and documented fees and expenses in an amount not to exceed $30,000 of the Investors that hold a majority in interest of the registrable securities in connection with the review of the registration statement) incident to our obligations under the Registration Rights Agreement.

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

If a related person proposes to enter into such a transaction, arrangement, or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Executive Officer. The policy calls for the proposed related person transaction to be reviewed and approved by our audit committee. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

Employment Agreements

Brian Windsor, Ph.D.

In February 2014, Lung entered into an employment agreement with Brian Windsor, Ph.D., as amended by a letter agreement between Dr. Windsor and Lung in February 2023 and as amended by a letter agreement between Dr. Windsor and Lung in October 2023. Pursuant to the employment agreement, as amended, Dr. Windsor is entitled to an annual base salary of $500,000 and is eligible to receive an annual bonus based on a bonus target of 45% of his annual base salary based on performance against goals and at the discretion of the board of directors. In addition, pursuant to the employment agreement, in the event that Dr. Windsor is terminated without cause or resigns for good reason then, subject to the execution of a release agreement, Dr. Windsor will be eligible to receive twelve (12) months’ base salary in the form of severance payments, less statutory deductions and withholdings, payable in the form of salary continuation.

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

On March 11, 2024, Dr. Aivado agreed that his employment with us would cease and he would resign from his position as Chief Executive Officer of the Company, effective as of March 11, 2024 (the “Separation Date”).

In connection with Dr. Aivado’s separation from the Company, and in accordance with the Severance Agreement, dated as of September 6, 2018, between the Company and Dr. Aivado (the “Severance Agreement”), Dr. Aivado is entitled to receive his base salary for eighteen (18) months following the Separation Date, payments on Dr. Aivado’s behalf of the monthly premiums for medical insurance coverage under COBRA until the earlier of the date that is eighteen (18) months following the Separation Date or the date on which Dr. Aivado becomes eligible to receive group health insurance coverage through another employer, a lump sum payment equal to one and one-half times Dr. Aivado’s target bonus for the 2024 calendar year, and acceleration in full of the vesting of any unvested equity awards. Dr. Aivado’s receipt of these post-separation benefits under the Severance Agreement is conditioned upon his execution of a severance and release of claims agreement with the Company.

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

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $20,500 in 2022 and $22,500 in 2023, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $6,500 and 2022 and $7,500 in 2023. In March 2021, our compensation committee adopted a 100% match on the first 4% of eligible compensation, which remained applicable in 2022 and 2023. This was a non-voluntary contribution by the Company for 2022 and 2023.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

Our audit committee appointed the firm of Marcum LLP, or Marcum, an independent registered public accounting firm, as independent auditors for the fiscal year ended December 31, 2023 on January 10, 2024, and we formally engaged Marcum on January 9, 2024. Prior to the appointment of Marcum, PricewaterhouseCoopers LLP, or PricewaterhouseCoopers, served as our independent registered public accounting firm. On October 30, 2023, the audit committee dismissed PricewaterhouseCoopers from service as our independent registered public accounting firm, effective as of the closing of the Lung Acquisition.

PricewaterhouseCoopers was our independent registered public accounting firm for the year ended December 31, 2022 and the subsequent interim period from January 1, 2023 to October 31, 2023. The following table summarizes the fees of PricewaterhouseCoopers for the year ended December 31, 2022 as well as the subsequent interim period from January 1, 2023 to October 31, 2023. All such services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below. During the years ended December 31, 2023 and December 31, 2022, no services were provided to us by Marcum.

Fee Category	2023	2022
Audit Fees (1)	$214,100	$546,200
All Other Fees (2)	$2,125	$3,081
Total Fees	$216,225	$549,281

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

(b)	Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated October 31, 2023, by and among Aileron Therapeutics, Inc., AT Merger Sub I, Inc., AT Merger Sub II, LLC and Lung Therapeutics, Inc.	8-K	10/31/2023	2.1

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022	8-K	11/10/2022	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of February, 29, 2024	10-K	4/15/2024	3.3

3.4	Amended and Restated By-laws of the Registrant	8-K	7/5/2017	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	4/15/2024	4.2

4.3	Certificate of Designation of Series X Non-Voting Convertible Preferred Stock	8-K	10/31/2023	3.1

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Stock and Warrant Purchase Agreement	8-K	10/31/2023	4.1

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	Aileron Therapeutics, Inc. 2021 Stock Incentive Plan, as amended	10-K	4/15/2024	10.11

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.15	License Agreement, dated as of December 31, 2006, by and between the Registrant and Materia, Inc. (now Umicore Precious Metals Chemistry USA, LLC)	S-1^	6/2/2017	10.13

10.16++	Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	S-1^	6/19/2017	10.14

10.17*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.18*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.19*	Offer Letter, dated as of November 15, 2007, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.21

10.20*	Severance Agreement, dated as of November 5, 2018, between the Registrant and D. Allen Annis, Ph.D.	10-K	3/29/2019	10.22

10.21	Securities Purchase Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.1

10.22	Registration Rights Agreement, dated March 28, 2019, by and among the Registrant and the persons party thereto	8-K	4/1/2019	10.4

10.23	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.24	Purchase Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.1

10.25	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.26	Capital on Demand™ Sales Agreement, dated January 29, 2021, by and among Aileron Therapeutics, Inc. and JonesTrading Institutional Services LLC and William Blair & Company, L.L.C.	8-K	1/29/2021	1.1

10.27	Sublease Agreement, dated March 26, 2021, by and among the Company, Vittoria Industries North America, Inc. and Waterfront Equity Partners, LLC	10-Q	5/11/2021	10.1

10.28*	Separation and Release of Claims Agreement, dated July 8, 2022, by and between the Company and Vojislav Vukovic, M.D., Ph.D.	10-Q	8/15/2022	10.1

10.29*	Separation and Release of Claims Agreement, dated as of April 24, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.1

10.30*	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.2

10.31	Waiver Under Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	10-Q	10/13/2023	10.1

10.32#	Stock and Warrant Purchase Agreement, dated as of October 31, 2023, by and among Aileron Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	10/31/2023	10.1

10.33	Form of Registration Rights Agreement, by and among Aileron Therapeutics, Inc. and certain purchasers named therein	8-K	10/31/2023	10.2

10.34*	Executive Employment Agreement, dated as of February 1, 2014, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D., as amended	8-K	10/31/2023	10.3

10.35*	Letter Agreement, dated as of February 11, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.4

10.36*	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.5

10.37+#	Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd.	8-K	01/25/2024	10.1

10.38+	Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017.	8-K	01/25/2024	10.2

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.39+	Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023.	8-K	01/25/2024	10.3

10.40+	Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development.	8-K	01/25/2024	10.4

10.41+	License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C.	8-K	01/25/2024	10.5

10.42*	Lung Therapeutics, Inc.2013 Long-Term Incentive Plan, as amended	S-8	1/29/2024	99.1

16.1	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant	8-K	10/31/2023	16.1

21.1	Subsidiaries of Aileron Therapeutics, Inc.	10-K	4/15/2024	21.1

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	10-K	4/15/2024	23.1

23.2	Consent of Marcum LLP, independent registered public accounting firm	10-K	4/15/2024	23.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	4/15/2024	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	4/15/2024	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	4/15/2024	32.1

Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	4/15/2024	32.2

97.1	Aileron Therapeutics, Inc. Compensation Recovery Policy	10-K	4/15/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

AILERON THERAPEUTICS, INC.

Date: April 29, 2024	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)