Form 10-Q
period 2024-03-31
Aileron Therapeutics, Inc.
filed 2024-05-15
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 21,589,576 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q of Aileron Therapeutics, Inc. (“Aileron,” “we,” “us,” “our,” or the “Company”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
our plans to develop and commercialize LTI-03 and LTI-01, including the potential benefits thereof;
•
the timing and expectation of the results from Cohort 2 of the Phase 1b study of LTI-03;
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
•
the possibility that we may be adversely affected by economic, business, and/or competitive factors, including risks inherent in pharmaceutical research and development, such as: adverse results in our drug discovery, preclinical and clinical development activities, the risk that the results of our preclinical studies and early clinical trials may not be replicated in later clinical trials or that partial results of a trial, such as the Cohort 1 results from the Company’s ongoing Phase 1b trial, may not be indicative of the full results of the trial, and the risk that any of our clinical trials may not commence, continue or be completed on time, or at all;
•
our ability to recognize the anticipated benefits of the Lung Acquisition (as defined herein);
•
our expectations regarding our ability to fund our operating expenses, our planned activities, and capital expenditure requirements with our cash, cash equivalents and investments;
•
the success of our remediation efforts related to the material weaknesses identified in our internal controls over financial reporting and disclosure controls and procedures;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included, or incorporated by reference in our Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Quarterly Report on Form 10-Q includes or incorporates by reference statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,042	$17,313
Prepaid expenses and other current assets	697	882
Restricted cash	25	25
Operating lease, right-of-use asset, current portion	—	46
Total current assets	12,764	18,266
Property and equipment, net	6	19
Goodwill	6,330	6,330
Intangible assets	79,200	79,200
Other non-current assets	892	2,193
Total assets	$99,192	$106,008
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,156	$1,190
Accrued expenses and other current liabilities	2,376	3,147
Operating lease liabilities, current portion	—	48
Total current liabilities	4,532	4,385
Deferred tax liability	3,326	3,326
Total liabilities	7,858	7,711
Commitments and contingencies (Note 15)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2024 and at December 31, 2023; 24,610 shares issued and 12,653 shares outstanding at March 31, 2024 and 24,610 shares issued and outstanding at December 31, 2023	46,584	91,410
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2024 and 45,000,000 at December 31, 2023; 16,842,512 shares and 4,885,512 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	103	91
Additional paid-in capital	$340,340	$295,376
Accumulated other comprehensive loss	(63)	(63)
Accumulated deficit	(295,630)	(288,517)
Total liabilities, convertible preferred stock and stockholders’ equity	$99,192	$106,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Research and development	3,463	1,810
General and administrative	3,742	2,179
Restructuring and other costs	—	1,022
Total operating expenses	7,205	5,011
Loss from operations	(7,205)	(5,011)
Other income, net	92	232
Net loss	$(7,113)	$(4,779)
Net loss per share—basic and diluted	$(0.86)	$(1.05)
Weighted average common shares outstanding—basic and diluted	8,301,798	4,541,167
Comprehensive loss:
Net loss	$(7,113)	$(4,779)
Other comprehensive gain:
Unrealized gain on investments, net of tax of $0	—	38
Total other comprehensive gain	—	38
Total comprehensive loss	$(7,113)	$(4,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Convertible Series X Preferred Stock		Common Stock					Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Convertible Preferred Stock and Stockholders’ Equity
Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X preferred stock	(11,957)	(44,826)	11,957,000	12	44,814	—	—	—
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net loss	—	—	—	—	—	—	(7,113)	(7,113)
Balances at March 31, 2024	12,653	$46,584	16,842,512	$103	$340,340	$(63)	$(295,630)	$91,334

Balances at December 31, 2022	—	$—	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623
Stock-based compensation expense	—	—	—	—	391	—	—	391
Unrealized loss on investments	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(4,779)	(4,779)
Balances at March 31, 2023	—	$—	4,541,167	$91	$291,756	$(10)	$(277,564)	$14,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,113)	$(4,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	59	43
Net amortization of premiums and discounts on investments	—	(103)
Stock-based compensation expense	150	391
Loss on disposition of property and equipment	—	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	185	247
Other assets	1,301	24
Accounts payable	966	(1,262)
Operating lease liabilities	(48)	(33)
Accrued expenses and other current liabilities	(771)	795
Net cash used in operating activities	(5,271)	(4,661)
Cash flows from investing activities:
Proceeds from sales or maturities of investments	—	7,250
Net cash provided by investing activities	—	7,250
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,271)	2,589
Cash, cash equivalents and restricted cash at beginning of period	17,338	5,219
Cash, cash equivalents and restricted cash at end of period	$12,067	$7,808

Cash and cash equivalents at end of period	$12,042	$7,783
Restricted cash at end of period	25	25
Cash, cash equivalents and restricted cash at end of period	$12,067	$7,808

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series X preferred stock into common stock shares	$44,826	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Aileron Therapeutics, Inc. (“Aileron” or the “Company”) is a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. The Company currently has two product candidates in clinical development, LTI-03 and LTI-01, and multiple candidates in preclinical development focused on fibrosis indications.

On October 31, 2023, Aileron acquired Lung Therapeutics, Inc. (“Lung Therapeutics” or “Lung”) pursuant to an Agreement and Plan of Merger, dated October 31, 2023 (the “Lung Acquisition Agreement”), by and among the Company, AT Merger Sub I, Inc., a Delaware corporation and its wholly owned subsidiary (“First Merger Sub”), AT Merger Sub II, LLC, a Delaware limited liability company and its wholly owned subsidiary (“Second Merger Sub”) and Lung. Pursuant to the Lung Acquisition Agreement, First Merger Sub merged with and into Lung, pursuant to which Lung was the surviving entity and became its wholly owned subsidiary (the “First Merger”). Immediately following the First Merger, Lung merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (such merger, together with the First Merger, the “Lung Acquisition”). Lung was incorporated on November 13, 2012 under the laws of the state of Texas. Following the Lung Acquisition, the Company shifted its operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications with the potential to greatly improve patient outcomes over currently available treatments. Following expiration of the operating lease agreement to rent an office space for its corporate headquarters in Austin, Texas, on March 31, 2024, the Company expects to operate virtually for the foreseeable future (see Note 15 for further details).

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements were issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the consolidated financial statements are issued.

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2024, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its initial public offering (“IPO”), and $34,910 from a collaboration agreement in 2010, and $18,429 in gross proceeds, less issuance costs of $893, in connection with the financing following the Lung Acquisition. As of March 31, 2024, the Company had $12,042 in cash and cash equivalents.

On May 1, 2024, Aileron entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, as underwriter, relating to an underwritten offering (the “Offering”) of 4,273,505 shares of the Company’s common stock, par value $0.001 per share (the “Offering Shares”) and accompanying warrants (the “Offering Warrants”) to purchase 4,273,505 shares of common stock (the “Offering Warrant Shares”). All of the Offering Shares and Offering Warrants were sold by the Company by May 3, 2024 for the net proceeds from the Offering of approximately $17,945, after deducting underwriting discounts and commissions and estimated offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants (see Note 16 for further details). The Company expects to use the net proceeds from the Offering, together with its existing cash and cash equivalents, to fund the development and commercialization of its product candidates, including its ongoing Phase 1b clinical trial of LTI-03; and for working capital and other general corporate purposes.

After the Offering, management considers that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $27,496 as of May 3, 2024 will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2025. Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $7,113 and $4,779 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $295,630. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. Management expects to continue to incur operating losses for the foreseeable future until the Company completes development and approval of its product candidates. The Company will continue to fund its operations primarily through utilization of its current financial resources and additional raises of capital.

These conditions support the Company’s ability to continue as a going concern for at least one year from the date those condensed consolidated financial statements are issued. However, the Company could use its available capital resources sooner than it currently expects. The Company’s future viability is dependent on its ability to raise additional capital, enter into a financing, consummate a successful acquisition, merger, business combination, or a sale of assets or other transaction. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by ASUs of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lung Therapeutics, LLC, Lung Therapeutics Australia Pty Ltd, and Lung Therapeutics Limited. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the prepaid research and development expenses, and the value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months then ended have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 15, 2024.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 15, 2024.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 15, 2024.

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

Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

3. Business Acquisition

On October 31, 2023, Aileron acquired 100% of Lung, pursuant to the Lung Acquisition Agreement. At the closing of the Lung Acquisition, Aileron issued to the stockholders of Lung 344,345 shares of its common stock (excluding 221 fractional shares from the total 344,566 shares pursuant to the Lung Acquisition Agreement) and 19,903 shares of its newly designated Series X Preferred Stock (excluding 238 fractional shares from the total 20,141 shares pursuant to the Lung Acquisition Agreement). Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock. The Company paid $290 cash in lieu of fractional shares of both common stock and Series X Preferred Stock. In addition, Aileron assumed all Lung’s stock options (1,780,459) and all warrants (726,437) exercisable for Lung common stock immediately outstanding prior to the closing of the Lung Acquisition, each subject to adjustment pursuant to the terms of the Lung Acquisition Agreement.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, Aileron entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors, pursuant to which Aileron issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants (the “PIPE Warrants”) to purchase up to an aggregate of 2,353,500 shares of Aileron common stock (the “PIPE Warrant Shares”), for an aggregate purchase price of approximately $18,429, which included the conversion of certain convertible promissory notes in the aggregate principal amount of $1,553 issued by Lung to Bios Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, at a 10% discount to the per share price of the Series X Preferred Stock (the “PIPE Financing”). The PIPE Financing closed on November 2, 2023. Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock.

The net proceeds from the PIPE Financing of approximately $17,536 are expected to be used to advance Aileron’s clinical development pipeline, business development activities, working capital and other general corporate purposes.

The Lung Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition-date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree (except for the measurement of share-based payment awards). The Company recorded the assets acquired and liabilities assumed as of the date of the Lung Acquisition based on the information available at that date.

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,954	$—	$—	$10,954
	$10,954	$—	$—	$10,954

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,322	$—	$—	$10,322
	$10,322	$—	$—	$10,322

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development	$150	$207
Other current assets	547	675
Total prepaid expenses and other current assets	$697	$882

6. Goodwill and Indefinite-Lived Intangible Assets

$6,330 of goodwill and $79,200 of indefinite-lived intangible assets acquired in the Lung Acquisition were recorded at fair value on the Lung Acquisition date. The Company performed a qualitative assessment of goodwill and indefinite-lived intangible assets for potential impairment as of March 31, 2024, and concluded that there was no goodwill or intangible assets impairment as of March 31, 2024.

7. Other Assets

Other assets consisted of the following:

	March 31, 2024	December 31, 2023
Non-current prepaid research and development	$839	$2,140
Other assets	53	53
Total other non-current assets	$892	$2,193

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
External research and development services	$913	$1,110
Payroll and payroll-related costs	420	1,178
Professional fees	763	653
Other	280	206
Total accrued expenses and other current liabilities	$2,376	$3,147

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,653 shares of Series X Preferred Stock remained outstanding. As of December 31, 2023, 24,610 shares of Series X Preferred Stock were issued and outstanding.

On March 5, 2024, based upon existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock and 12,653 shares of Series X Preferred Stock (which are convertible into 12,653,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (see below).

On October 31, 2023, Aileron acquired Lung. Under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, Aileron issued to the stockholders of Lung 344,345 shares of the common stock of Aileron, par value $0.001 per share, and 19,903 shares of Series X Preferred Stock.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, Aileron entered into the Purchase Agreement with a group of accredited investors, pursuant to which Aileron issued and sold 4,707 shares of Series X Preferred Stock and Warrants to purchase up to an aggregate of 2,353,500 shares of Aileron common stock. Refer to Note 3 for more details on the PIPE Financing in connection with the Purchase Agreement. Since the Series X Preferred Stock was sold as a unit with the PIPE Warrants according to the Purchase Agreement, the proceeds received were allocated to each instrument on a relative fair value basis. Total gross proceeds of $18,429 reduced by $893 of the issuance costs were allocated as follows: $16,795 to the Series X Preferred Stock and $741 to the PIPE Warrants. The Series X Preferred Stock and the PIPE Warrants issued in the PIPE Financing were recorded at par value of $0.001.

The Company evaluated the Series X Preferred Stock for liability classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and determined that equity treatment was appropriate because the Series X Preferred Stock did not meet the definition of the liability instruments. Specifically, the Series X Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. The Company determined that the Series X Preferred Stock would be recorded as temporary equity, based on the guidance of ASC 480, given that it is contingently redeemable.

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

Redemption

Shares of the Series X Preferred Stock are not redeemable at the election of the holder.

Maturity

The Series X Preferred Stock shall be perpetual unless converted.

10. Common Stock

On February 28, 2024, the Company held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”), at which the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 45,000,000 to 100,000,000 shares. The Company filed the Certificate of Amendment to implement the increase in the number of authorized shares, which was effective upon filing, with the Secretary of State of the State of Delaware on February 28, 2024. The additional shares of common stock authorized by the Certificate of Amendment have rights identical to the Company’s currently outstanding common stock. As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 and 45,000,000 shares of common stock, respectively, par value $0.001 per share.

As of March 31, 2024, the Company had 16,842,512 shares of common stock issued and outstanding. As of December 31, 2023, the Company had 4,885,512 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. As of March 31, 2024 and December 31, 2023, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock

At the 2023 Annual Meeting, the Company’s stockholders also approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock and approximately 12,653 shares of Series X Preferred Stock (which are convertible into 12,653,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations.

On October 31, 2023, Aileron acquired Lung. Under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, Aileron issued to the stockholders of Lung 344,345 shares of the common stock of Aileron, par value $0.001 per share, and 19,903 shares of Series X Preferred Stock.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, Aileron entered into the Purchase Agreement with a group of accredited investors, pursuant to which Aileron issued and sold 4,707 shares of Series X Preferred Stock and PIPE Warrants to purchase up to an aggregate of 2,353,500 shares of Aileron common stock. Refer to Note 3 for more details on the PIPE Financing in connection with the Purchase Agreement. The exercise price of the PIPE Warrants is $4.89 per share, subject to certain price and share adjustments, including for stock splits, stock dividends, recapitalizations, subdivisions, combinations, reclassifications, noncash distributions, and cash dividends. The PIPE Warrants will be exercisable any time after May 2, 2024 and on or prior to May 2, 2027. Payment for the PIPE Warrant Shares upon exercise of the PIPE Warrants may be (i) in cash or (ii) in the event that there is no registration statement available for the resale of the PIPE Warrant Shares, by cashless exercise.

Under the terms of the PIPE Warrants, the Company shall not effect the exercise of any portion of any PIPE Warrant, and a holder shall not have the right to exercise any portion of any PIPE Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates), would beneficially own in excess of a percentage elected by the holder up to 19.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the PIPE Warrants. However, any holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company.

The Company has assessed the PIPE Warrants for appropriate equity or liability classification and determined the PIPE Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The PIPE Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the PIPE Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The PIPE Warrants were initially recognized at their relative fair value in the amount of $741 at the time of issuance determined using Black-Scholes option-pricing model and will not be remeasured.

As of March 31, 2024, 16,842,512 shares of common stock were issued and outstanding, no shares were held in treasury, and 24,610 shares of Series X Preferred Stock had been issued, of which 12,653 shares of Series X Preferred Stock remained outstanding. In addition, as of March 31, 2024, there were:

•
12,890,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
2,126,972 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
3,412,623 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 Employee Stock Purchase Plan, respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
3,726,696 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 646,759 shares of the Company’s common stock, with an exercise price of $40.00 per share, which were issued in a private placement in April 2019, which expire on April 2, 2024; (ii) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, and (iii) warrants to purchase 2,353,500 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027.

Accordingly, as of March 31, 2024, out of the 100,000,000 shares of common stock presently authorized, 39,006,303 shares are issued and outstanding or reserved for issuance and 60,993,697 shares of common stock remain available for future issuance.

11. Stock-Based Awards

As of March 31, 2024, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended (the “2006 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”), and 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company also assumed Lung’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as a result of the Lung Acquisition.

As of March 31, 2024, the Company had 6,693 shares to be issued upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, and 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan. No shares remained available for future issuance under the 2006 Plan, the 2016 Plan, or the 2017 Plan as of March 31, 2024.

Under the 2021 Plan, shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards.

The exercise price for stock options granted may not be less than the fair market value of the common stock as of the date of grant.

2021 Stock Incentive Plan

The Company’s 2021 Plan was approved by the Company’s stockholders on June 15, 2021 and became effective on June 16, 2021. At the 2023 Annual Meeting, the stockholders of the Company approved an amendment (the “Plan Amendment”) to the 2021 Plan to increase the number of shares of common stock issuable under the 2021 Plan by 3,000,000 shares to 3,840,254. On January 17, 2024, upon the recommendation of the compensation committee and subject to stockholder approval, the Company’s Board of Directors adopted the Plan Amendment. Other than increasing the number of shares issuable under the 2021 Plan, the Plan Amendment does not make any changes to the 2021 Plan.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,841,710 as of March 31, 2024, of which 3,412,623 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 ESPP, which became effective on June 28, 2017. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ended December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 31,120 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s Board. On January 1, 2023 and January 1, 2024, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision. 7,500 shares remained available for future issuance under the 2017 ESPP as of March 31, 2024.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors (“Lung Board”) approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of March 31, 2024, 1,780,459 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

Before the Lung Acquisition, the 2013 Plan was administered by the Lung Board or, at the discretion of the Lung Board, by a committee of the Lung Board. The exercise prices, vesting and other restrictions were determined at the discretion of the Lung Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The contractual term for stock option awards is ten years. The vesting periods for equity awards were determined by the Lung Board, but generally were four years. The contractual term for stock option awards is ten years. Following the closing of the Lung Acquisition on October 31, 2023, no further awards can be granted under the 2013 Plan.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2024 and 2023 were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.26%	2.33%
Expected term (in years)	5.5	6.1
Expected volatility	105.7%	94.4%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,212,102	$7.42	6.0	$2,905
Granted	5,450	4.72	—
Exercised	—	—	—	—
Forfeited/Canceled	(26,297)	4.07	—	—
Expired	(64,283)	37.56	—
Outstanding at March 31, 2024	2,126,972	6.54	5.8	8,895

Options exercisable at March 31, 2024	1,882,612	$6.38	5.6	$8,193
Options vested and expected to vest at March 31, 2024	2,118,381	$6.55	5.8	$8,861
Options exercisable at December 31, 2023	1,882,191	$7.46	5.8	$2,631
Options vested and expected to vest at December 31, 2023	2,209,420	$7.41	6.0	$2,904

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 was $3.82. There were no options granted to employees or directors during the three months ended March 31, 2023. The aggregate fair value of stock options that vested during the three months ended March 31, 2024 and 2023, was $228 and $405, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no stock options exercised during the three months ended March 31, 2024 and 2023.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$39	$119
General and administrative expenses	111	272
	$150	$391

As of March 31, 2024, the Company had an aggregate of $525 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 1.65 years.

On March 11, 2024, the Company and Manuel C. Alves-Aivado, M.D., Ph.D., agreed that his employment with the Company would cease and he would resign from his position as Chief Executive Officer ("CEO") of the Company, effective as of March 11, 2024. Dr. Aivado remains a member of the Company’s Board. Dr. Aivado’s resignation from the Company was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. As a non-employee director, following the separation date, Dr. Aivado will be compensated in accordance with the terms of the Company’s non-employee director compensation program. In addition, Dr. Aivado will continue to vest in all unvested stock option awards pursuant to the original vesting terms. The resignation of Dr. Aivado as CEO was considered a significant reduction in service and his original awards were deemed to have been modified and accounted for as a Type III modification with no material effect on these condensed consolidated financial statements.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(7,113)	$(4,779)
Denominator:
Weighted average common shares outstanding—basic and diluted	8,301,798	4,541,167
Net loss per share attributable to common stockholders—basic and diluted	$(0.86)	$(1.05)

The Company’s potential dilutive securities, which include stock options as of March 31, 2024 and 2023, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,126,972	506,986
Warrants to issue shares of common stock	3,726,696	646,759
Series X Preferred Stock issued and outstanding, as converted	12,653,000	—
Total	18,506,668	1,153,745

13. Income Taxes

As of March 31, 2024, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses it has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.

14. Related Party Transactions

On March 5, 2024, entities and individuals affiliated with Bios Partners (collectively, the “Bios Entities”) converted 1,476 shares of the Company’s Series X Preferred Stock into 1,476,000 shares of common stock. After the conversion, as of March 31, 2024, the Bios Entities owned 1,673,305 shares of the Company’s common stock resulting in a beneficial ownership of 9.9% of the Company’s outstanding common stock.

On March 5, 2024, the Board of Regents of the University of Texas System, or UT System, on behalf of University of Texas Health Science Center at Tyler, or UTHSCT, converted 503 shares of the Company’s Series X Preferred Stock into 503,000 shares of the Company's common stock. On the same date, UT System, on behalf of University of Texas in Austin, or UT Austin, converted 1,277 shares of the Company’s Series X Preferred Stock into 1,277,000 shares of the Company's common stock. Given the effect of the conversion, as of March 31, 2024, UT System and its affiliates beneficially owned 1,812,627 shares of the Company’s common stock resulting in a beneficial ownership of 10.8% of the Company’s outstanding common stock. The Company also has several license agreements with UT System and its affiliates, as disclosed in Note 15.

15. Commitments and Contingencies

Operating Leases

On August 16, 2021, Lung entered into an operating lease agreement to rent approximately 6,455 square feet of office space for its corporate headquarters in Austin, Texas, beginning on October 1, 2021. The lease expired March 31, 2024, and the Company did not renew the lease. Following expiration of the lease, the Company is operating virtually, and expects to do so for the foreseeable future.

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of March 31, 2024, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110 each year, which was reduced to $35 starting in 2023. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

As of March 31, 2024, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $9 and $nil license maintenance fees in the three months ended March 31, 2024 and 2023, respectively.

Agreement with the University of Texas Health Science Center at Tyler

In June 2013, Lung entered into a patent and technology license agreement with UT System, on behalf of UTHSCT. The patent and technology license agreement with UT System (the “UTHSCT Agreement”) provides Lung access to patents and technology related to the development of LTI-01 and LTI-03. As part of the UTHSCT Agreement, Lung has (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell certain intellectual property; (ii) a non-exclusive license under the technology rights to manufacture, distribute and sell the licensed product; and (iii) a sublicensing right that allows Lung to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the UTHSCT Agreement. In December 2013, the UTHSCT Agreement was amended and restated to include certain patents in all fields worldwide. In May 2017, the UTHSCT Agreement was amended and restated to modify the specific milestone criteria.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense in the three months ended March 31, 2024 and 2023.

Agreement with the University of Texas at Austin

In May 2015, Lung entered into a patent license agreement with UT Austin on behalf of UT System. This license agreement with UT Austin (the “UT Austin 6607 Agreement”) relates to the patent rights to polypeptide therapeutics and uses thereof. Pursuant to the

UT Austin 6607 Agreement Lung has (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell the licensed product; and (ii) a sublicensing right that allows Lung to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. The UT Austin 6607 Agreement was amended and restated in January 2017, November 2018, and June 2019. The amendments related to extension of milestone payment dates and specific terminology around the milestone achievement criteria.

In consideration of the UT Austin 6607 Agreement, Lung agreed to pay past and ongoing patent expenses, milestone fees upon certain development and regulatory milestone events, annual license fees, tiered sublicense fees, assignment fees, low single digit royalties on net sales and a Food and Drug Administration (“FDA”) Priority Review Voucher fee if Lung sells or transfers this voucher.

Pursuant to the UT Austin 6607 Agreement, Lung is required to use diligent efforts to commercialize the licensed products, including maintaining active research and development, regulatory, marketing and sales program. Moreover, Lung is required to meet certain development and regulatory milestones by specific dates.

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense in the three months ended March 31, 2024 and 2023.

Agreement with Medical University of South Carolina

In March 2016, Lung entered into a license agreement with Medical University of South Carolina Foundation for Research Development, or MUSC. Pursuant to this license agreement with MUSC (the “MUSC Agreement”) Lung has patent rights related to protecting against lung fibrosis by up regulating Cav1. The MUSC Agreement granted (i) a royalty-bearing, exclusive license under the patent rights to make, use and sell the license product; and (ii) a sublicensing right that allows Lung to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. In September 2018, the agreement was amended and restated to include definitions of related methods, related products and related rights.

In consideration of the MUSC Agreement, Lung agreed to pay a non-refundable license fee, patent expenses, milestone fees upon certain development, regulatory and commercial milestone events, sublicense fees, assignment fees and low single digit royalties on net sales, with a fixed minimum royalty payment starting in 2019 and a transaction fee upon Lung’s liquidation.

Pursuant to the MUSC Agreement, Lung is required to use diligent efforts to develop, manufacture and sell the licensed products.

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $25 and $nil license fee in the three months ended March 31, 2024 and 2023, respectively.

Agreement with Vivarta Therapeutics LLC

In March 2018, Lung entered into a license agreement with Vivarta Therapeutics, LLC, or Vivarta. This license agreement with Vivarta (the “Vivarta Agreement”) relates to intellectual property relating to epithelial sodium channel inhibitors and methods to treat pulmonary disease. Pursuant to the Vivarta Agreement Lung has (i) a royalty-bearing, exclusive license under the intellectual property rights to make, use and sell the licensed product, and (ii) a sublicensing right that allows Lung to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expense in the three months ended March 31, 2024 and 2023.

Manufacturing Commitments

As of March 31, 2024, the Company has non-cancellable purchase obligations and a prepaid balance with its contract manufacturer in the amount of $2,339 and $131, respectively.

Aggregate future service and purchase commitments with manufacturer as of March 31, 2024 are as follows:

March 31, 2024
2024	$-
2025 and thereafter	2,339
Total purchase commitments	2,339

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.

16. Subsequent Event

As discussed in Note 1 – Nature of the Business – Liquidity and Going Concern, on May 1, 2024, the Company entered into the Underwriting Agreement and sold 4,273,505 Offering Shares and 4,273,505 Offering Warrants to purchase 4,273,505 shares of the Company’s common stock to several investors for the net proceeds from the Offering of approximately $17,945, after deducting underwriting discounts and commissions and estimated offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68. Each Offering Warrant has an exercise price per share of common stock equal to $4.68. Each Offering Warrant is immediately exercisable and may be exercised until the third anniversary of the issuance date. Each Offering Warrant is exercisable solely by means of a cash exercise, except that an Offering Warrant is exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of Offering Warrant Shares is not then effective or the prospectus is not available for the issuance of Offering Warrant Shares.

Each Offering Warrant is callable by the Company during the ten trading day period after the date that is 30 days following the public announcement by the Company of the top-line results from the Phase 1b clinical trial of LTI-03 in patients with IPF, including a statement that there were no drug-related adverse events that resulted in a discontinuation of the trial (the “Trigger Date”). Subject to certain exceptions, in the event that the Offering Warrants are outstanding, if, after the Trigger Date, then the Company may, within ten trading days of the Trigger Date, upon notice (a “Call Notice”), call for cancellation of the Offering Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per Offering Warrant Share; provided that the Company may only deliver such Call Notice if the volume-weighted average price of its shares of common stock exceeds the exercise price of the Offering Warrants on the trading day immediately prior to the date the Company delivers the Call Notice. Any Offering Warrant subject to such Call Notice for which a notice of exercise shall not have been received by the Call Date (as hereinafter defined) will be cancelled at 6:30 p.m. (New York City time) on the tenth trading day after the date the Company sends the Call Notice.

On May 8, 2024, the Bios Entities provided notice to the Company and converted 421 shares of the Company’s Series X Preferred Stock into 421,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

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

On May 1, 2024, we announced positive data from Cohort 1 of the ongoing Phase 1b clinical trial evaluating the safety and tolerability of inhaled LTI-03 in patients diagnosed with IPF.

The Phase 1b trial of LTI-03 is a randomized, double-blind, placebo-controlled, Phase 1b clinical trial of LTI-03 in IPF patients, which is being conducted at 11 centers in the United States, the United Kingdom, Belgium, Germany and Australia. We plan to enroll a total of 24 patients. In the trial, these patients have a bronchoscopy at a baseline screening followed by either LTI-03 or placebo twice a day for 14 days. On day 14, shortly after the final dose, patients receive a second bronchoscopy and are monitored thereafter for seven days. In cohort 1, patients in the active arm inhaled a single 2.5 mg capsule of LTI-03 twice daily. In Cohort 2, patients will receive two 2.5 mg capsules of LTI-03 for inhalation twice daily.

Of the 12 patients enrolled in Cohort 1 of the trial, three were randomized to the placebo arm and nine to the active arm. In addition to the safety and tolerability of LTI-03, in the trial, various biomarkers relating to epithelial damage, fibrosis and inflammation in blood cells were assessed. The eight biomarkers that the Company evaluated in Cohort 1 included: thymic stromal lymphopoietin (TSLP), galectin-7 (GAL-7), interleukin-11 (IL-11), collagen 1 alpha chain (Col-1α1), phosphorylated SMAD2/3 (pSMAD2/3/tSMAD2/3), phosphorylated AKT kinase (pAKT), soluble (sol) receptor for advanced glycation end-products (solRAGE), and CXC chemokine 7 (CXCL7).

In Cohort 1, a positive trend was observed in seven out of the eight biomarkers with data from three biomarkers being statistically significant (based on a one-tailed t-test). The findings from Cohort 1 include:

•
LTI-03 reduced expression of multiple profibrotic proteins in both pathologic basal-like cells and fibroblasts, with statistically significant decreases observed in three biomarkers - GAL-7 (p=0.0014, SEM 0.901), TSLP (p=0.0223, SEM 5.163) and Col-1α1 (p=0.0489, SEM 0.7102) - supporting the potential of LTI-03 to reduce fibrosis, inflammation and associated changes in the lung.
•
LTI-03 stimulated production of solRAGE (p=0.1407, SEM 0.3269), a factor indicative of type I epithelial cell health that is a critically important aspect of IPF and has gone largely unaddressed.
•
LTI-03 did not induce inflammation in peripheral blood mononuclear cells as measured by pAKT (p=0.358, SEM 11.32).
•
LTI-03 was generally well-tolerated with no serious adverse events reported.
•
The Phase 1b trial is ongoing, with topline results from the high-dose Cohort 2 expected in the third quarter of 2024.

Announcement of Exploration of Strategic Alternatives

Prior to the termination of development of our main product candidate in February 2023 and the Lung Acquisition (as described below), our focus was the development of our main product candidate, ALRN-6924, a MDM2/MDMX dual inhibitor that leveraged our proprietary peptide drug technology. Since our inception, we have devoted a substantial portion of our resources to developing our product candidates, including ALRN-6924, developing our proprietary stabilized cell-permeating peptide platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

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

The Lung Acquisition

On October 31, 2023, we acquired Lung Therapeutics, Inc., or Lung, pursuant to an Agreement and Plan of Merger (the “Lung Acquisition Agreement”). Following our acquisition of Lung (the “Lung Acquisition”) the business conducted by Lung became the business primarily conducted by the Company and we shifted our operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications.

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

Immediately following the closing of the Lung Acquisition, we entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors led by Bios Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, and including Nantahala Capital, as well as additional undisclosed investors, pursuant to which we issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants to purchase up to an aggregate of 2,353,500 shares of common stock (the “PIPE Warrant Shares”) for an aggregate purchase price of approximately $18.4 million, which included the conversion of certain convertible promissory notes in the aggregate principal amount of approximately $1.6 million issued by Lung to Bios Partners prior to the closing of the Lung Acquisition at a 10% discount to the per share price of the Series X Preferred Stock (the “PIPE Financing”). The PIPE Financing closed on November 2, 2023.

On February 28, 2024, we held our 2023 annual meeting of stockholders in which our stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of our outstanding Series X Preferred Stock. Following approval of the conversion of outstanding Series X Preferred Stock, the Company had approximately 29,495,512 shares of common stock issued and outstanding on a pro forma basis, which gives effect to the full conversion of the Series X Preferred Stock as of the date of our 2023 annual meeting of stockholders, without regard to beneficial ownership limitations that may limit the ability of certain holders of Series X Preferred Stock to convert such shares to common stock as such time. On March 5, 2024, based upon existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock and approximately 12,653 shares of Series X Preferred Stock (which are convertible into 12,653,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance and corporate and administrative functions. General and administrative expenses are comprised of professional fees associated with being a public company including costs of accounting, auditing, legal, regulatory, tax and consulting services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs; and both public and investor relations costs. General and administrative expenses also include legal fees relating to patent and corporate matters; legal and other professional fees relating to our strategic process; other insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,463	1,810	1,653
General and administrative	3,742	2,179	1,563
Restructuring and Other Costs	—	1,022	(1,022)
Total operating expenses	7,205	5,011	2,194
Loss from operations	(7,205)	(5,011)	(2,194)
Other income (expense), net	92	232	(140)
Net loss	$(7,113)	$(4,779)	$(2,334)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 were $3.5 million, compared to $1.8 million for the three months ended March 31, 2023. The increase of $1.7 million was primarily a result of the Lung Acquisition in October 2023. During the three months ended March 31, 2024, Aileron spent $1.1 million on clinical trials, $1.6 million on manufacturing, and $0.2 million on regulatory and development consulting as well as $0.6 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition. These programs and related activities did not exist during the three months ended March 31, 2023 and were offset by the termination of ALRN-6924 activities during the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2024, compared to $2.2 million for the three months ended March 31, 2023. The increase of $1.5 million was primarily due to increased professional fees of $1.0 million and increased employee and related expenses of $0.3 million as a result of the Lung Acquisition, and increased facilities and other expenses of $0.2 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Restructuring and Other Costs

There were no restructuring-related expenses incurred in the three months ended March 31, 2024. On February 16, 2023, our Board of Directors determined to reduce the Company’s remaining workforce from nine to three full-time employees. As a result, we incurred restructuring-related charges of $1.0 million for the three months ended March 31, 2023. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs. All restructuring-related expenses incurred and were paid in 2023.

Other Income, net

Other income, net for the three months ended March 31, 2024 was less than $0.1 million. Other income, net, in the three months ended March 31, 2024 was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead candidates, LTI-03 and LTI-01, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidates or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024 for additional risks associated with our substantial capital requirements.

To date, we have funded our operations through sales of common stock in our initial public offering and follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our equity line with Lincoln Park Capital LLC, sales of preferred stock prior to our initial public offering, payments received under a collaboration agreement and sales of common stock, preferred stock and warrants in connection with the Lung Acquisition and the Financing. As of March 31, 2024, we had cash and cash equivalents of $12.0 million.

On May 1, 2024, we entered into an underwriting agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC, as underwriter, relating to an underwritten offering (the “Offering”) of 4,273,505 shares of our common stock, par value $0.001 per share and accompanying warrants to purchase 4,273,505 shares of our common stock. All of the shares and warrants were sold by May 3, 2024 for the net proceeds from the Offering of approximately $17.9 million, after deducting underwriting discounts and commissions and estimated offering expenses, and excluding any proceeds that may be received from exercise of the warrants. We expect to use the net proceeds from the Offering, together with our existing cash and cash equivalents, to fund the development and commercialization of our product candidates, including an ongoing Phase 1b clinical trial of LTI-03; and for working capital and other general corporate purposes.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(5,271)	$(4,661)
Cash provided by investing activities	—	7,250
Cash provided by financing activities	—	—
Net increase in cash, cash equivalents and restricted cash	$(5,271)	$2,589

Operating Activities.

During the three months ended March 31, 2024, net cash used in operating activities was $5.3 million primarily due to our net loss of $7.1 million, offset by cash provided by the change in operating assets and liabilities of $1.6 million and non-cash charges of $0.2 million. Non-cash charges resulted primarily from stock-based compensation expense of $0.2 million. Changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted primarily of a decrease of $1.3 million in other assets due to the recognition of a prepaid expense, and an increase of $1.0 million in accounts payable, offset by a decrease of $0.8 million in accrued expenses and other current liabilities. During the three months ended March 31, 2023, net cash used in operating activities was $4.7 million primarily due to our net loss of $4.8 million.

Investing Activities.

During the three months ended March 31, 2024, net cash provided by investing activities was $0 million. During the three months ended March 31, 2023, net cash provided by investing activities was $7.3 million primarily resulting from proceeds from the sale of investments.

Financing Activities.

During the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $0 million.

Funding Requirements

Our plan of operation is to continue implementing our business strategy, continue research and development of LTI-03 and LTI-01 and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;
•
the number of clinical trials required for regulatory approval of our current and future product candidates;
•
the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
•
the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
expenses to attract, hire and retain, skilled personnel;
•
the costs of operating as a public company;
•
if our product candidates are approved, our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
•
the effect of competing technological and market developments;
•
the extent to which we acquire or invest in businesses, products, and technologies; and
•
unfavorable global economic conditions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of the product candidates. As of March 31, 2024, we had cash and cash equivalents of $12.0 million. Based on our research and development plans, and using the proceeds from the Offering, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements to this Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2024, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 15, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements to this Report on Form 10-Q for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

We ceased to qualify as an emerging growth company as of December 31, 2022, and became subject to Section 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beginning with our fiscal year that started January 1, 2023. However, notwithstanding the loss of our status as an emerging growth company, we will continue to be exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 for so long as we are neither a “large accelerated filer” nor an “accelerated filer” as those terms are defined in Rule 12b-2 under the Exchange Act.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In the year ended December 31, 2023, management identified material weaknesses primarily related to the accounting for the business combination with Lung Therapeutics, Inc., specifically the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for our acquisition of Lung, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition.

Management’s Plan to Remediate the Material Weaknesses

We have implemented and are continuing to implement procedures to remediate these material weaknesses, including the hiring of a Controller with the requisite supervisory background and knowledge in financial reporting, integration into one accounting system, engaging third party accounting specialists and building a more streamlined process in order to prepare and review financial information, however, our control environment needs improvement, and as a result we may be exposed to errors. Our remediation plan also includes the hiring of additional accounting employees and/or consultants with the specific technical accounting experience necessary to assist with complex, non-routine transactions and to support the timely completion of financial close procedures, the implementation of robust processes, and to assist with the preparation of financial statements and our compliance with SEC reporting obligations. Management has engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. With the help of third-party consultants, we have nearly completed the integration of the acquired systems from the Lung Acquisition into our financial and accounting systems. Additionally, we intend to develop and implement consistent accounting policies and internal control procedures and provide additional training to our accounting and financial reporting personnel.

We continue to take actions to remediate the deficiencies in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Our internal control remediation efforts include the following:

•
Enhanced the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes and systems) that could impact our system of internal controls.
•
Substantially completed the integration of the acquired systems from the Lung Acquisition into our financial and accounting systems to allow for systematic segregation of duties, and to enhance the accurate and timely preparation and review of financial statements and supporting schedules.

In addition to implementing and executing the aforementioned activities, the following activities are expected to be completed in fiscal year 2024:

•
Continue to reassess staffing and add additional resources, as required, with the requisite technical accounting experience and training, to further allow for segregation of duties and to support our system of internal control.
•
As needed, we will also supplement our internal resources with third-party resources and enhance our corporate oversight and monitoring over these resources, process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability.
•
Engage a third-party to assist in redesigning, documenting, and testing the internal control activities that support the Company’s timely preparation and review of account reconciliations, financial statements and supporting schedules.
•
Continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management believes that the remediation measures described above will be implemented in a manner such that the controls can be tested, and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur or that additional material weaknesses will not be identified.

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to our risk factors discussed in “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

You should carefully consider the risks included in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We may not achieve our publicly announced milestones according to schedule, or at all.

From time to time, we may announce the timing of certain events that we expect to occur, such as the anticipated timing of results from our clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events such as initiation or completion of a clinical trial, the announcement of the results of a clinical trial, or the filing of an application to obtain regulatory approval may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information or statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2024.)

10.1*+#	Employment Agreement, dated as of December 13, 2018, by and between Lung Therapeutics, Inc. and Charles T. Garner.

10.2*+	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Charles T. Garner.

10.3*#	Retention Agreement, dated as of March 23, 2024, by and between Aileron Therapeutics, Inc. and Charles T. Garner.

10.4+#

Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024.)

10.5+

Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024.)

10.6+

Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024.)

10.7+

Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024.)

10.8+

License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024.)

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

Aileron Therapeutics, Inc.

Date: May 15, 2024	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 15, 2024	By:	/s/ Charles T. Garner
Charles T. Garner
Senior Vice President, Finance (principal financial officer and principal accounting officer)