Form 10-Q
period 2024-09-30
Aileron Therapeutics, Inc.
filed 2024-11-14
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 21,665,941 shares of common stock, $0.001 par value per share, outstanding.

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
•
our decision to temporarily delay further clinical development of LTI-01 until additional funds are raised;
•
our plans for a Phase 2 trial of LTI-03;
•
our unproven approach to drug research and development in the area of fibrotic diseases, with a focus on Caveolin-1, or Cav1, -related peptides, and our ability to develop marketable products;
•
our future clinical trials for LTI-03 and LTI-01, whether conducted by us or by any future collaborators, including our ability to enroll patients in our clinical trials, the timing of initiation of these trials and of the anticipated results;
•
the possibility that we may be adversely affected by economic, business, and/or competitive factors, including risks inherent in pharmaceutical research and development, such as: adverse results in our drug discovery, preclinical and clinical development activities, the risk that the results of our preclinical studies and early clinical trials may not be replicated in later clinical trials, including a Phase 2 trial of LTI-03, or that partial results of a trial may not be indicative of the full results of the trial, and the risk that any of our clinical trials may not commence, continue or be completed on time, or at all;
•
our ability to recognize the anticipated benefits of our acquisition of Lung Therapeutics, Inc. in October 2023;
•
our expectations regarding our ability to fund our operating expenses, our planned activities, and capital expenditure requirements with our cash, cash equivalents and investments;
•
our belief that our existing cash and cash equivalents will not be sufficient to enable us to fund our current operations for longer than twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$17,652	$17,313
Prepaid expenses and other current assets	1,007	882
Restricted cash	25	25
Operating lease, right-of-use asset, current portion	—	46
Total current assets	18,684	18,266
Property and equipment, net	1	19
Goodwill	6,330	6,330
Intangible assets	79,200	79,200
Other non-current assets	2	2,193
Total assets	$104,217	$106,008
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,079	$1,190
Accrued expenses and other current liabilities	4,580	3,147
Operating lease liabilities, current portion	—	48
Total current liabilities	5,659	4,385
Deferred tax liability	3,326	3,326
Total liabilities	8,985	7,711
Commitments and contingencies (Note 15)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2024 and at December 31, 2023; 24,610 shares issued and 12,232 shares outstanding at September 30, 2024 and 24,610 shares issued and outstanding at December 31, 2023	45,005	91,410
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2024 and 45,000,000 at December 31, 2023; 21,665,941 shares and 4,885,512 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	108	91
Additional paid-in capital	360,564	295,376
Accumulated other comprehensive loss	(26)	(63)
Accumulated deficit	(310,419)	(288,517)
Total liabilities, convertible preferred stock and stockholders’ equity	$104,217	$106,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,722	22	10,926	2,019
General and administrative	2,349	1,955	11,389	6,027
Restructuring and other costs	—	6	—	940
Total operating expenses	6,071	1,983	22,315	8,986
Loss from operations	(6,071)	(1,983)	(22,315)	(8,986)
Other income, net	224	156	413	593
Net loss	$(5,847)	$(1,827)	$(21,902)	$(8,393)
Net loss per share—basic and diluted	$(0.27)	$(0.40)	$(1.31)	$(1.85)
Weighted average common shares outstanding—basic and diluted	21,663,089	4,541,167	16,687,473	4,541,167
Comprehensive loss:
Net loss	$(5,847)	$(1,827)	$(21,902)	$(8,393)
Other comprehensive gain:
Unrealized (loss) gain on investments, net of tax of $0	(4)	2	37	48
Total other comprehensive (loss) gain	(4)	2	37	48
Total comprehensive loss	$(5,851)	$(1,825)	$(21,865)	$(8,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(11,957)	(44,826)	11,957,000	12	44,814	—	—	—
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net loss	—	—	—	—	—	—	(7,113)	(7,113)
Balances at March 31, 2024	12,653	$46,584	16,842,512	$103	$340,340	$(63)	$(295,630)	$91,334
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(421)	$(1,579)	421,000	$—	$1,578	$—	$—	$(1)
Issuance of common stock	—	—	4,273,505	4	10,933	—	—	10,937
Issuance of warrants	—	—	—	—	7,225	—	—	7,225
Stock-based compensation expense	—	—	—	—	326	—	—	326
Exercises of stock options	—	—	88,068	—	101	—	—	101
Unrealized gain on investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(8,942)	(8,942)
Balance at June 30, 2024	12,232	$45,005	21,625,085	$107	$360,503	$(22)	$(304,572)	$101,021
Stock-based compensation expense	—	—	—	—	508	—	—	508
Issuance cost in connection with the Offering	—	—	—	—	(488)	—	—	(488)
Exercises of stock options	—	—	40,856	1	41	—	—	42
Unrealized gain on investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(5,847)	(5,847)
Balance at September 30, 2024	12,232	$45,005	21,665,941	$108	$360,564	$(26)	$(310,419)	$95,232

Balances at December 31, 2022	—	$—	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623
Stock-based compensation expense	—	—	—	—	391	—	—	391
Unrealized gain on investments	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(4,779)	(4,779)
Balances at March 31, 2023	—	$—	4,541,167	$91	$291,756	$(10)	$(277,564)	$14,273
Stock-based compensation expense	—	—	—	—	300	—	—	300
Unrealized gain on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(1,787)	(1,787)
Balances at June 30, 2023	—	$—	4,541,167	$91	$292,056	$(2)	$(279,351)	$12,794
Stock-based compensation expense	—	—	—	—	229	—	—	229
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(1,827)	(1,827)
Balances at September 30, 2023	$—	$—	$4,541,167	$91	$292,285	$—	$(281,178)	$11,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

AILERON THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,902)	$(8,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63	67
Net amortization of premiums and discounts on investments	—	(156)
Stock-based compensation expense	984	920
Gain on sale of property and equipment	—	(42)
Loss on disposition of property and equipment	—	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(89)	(93)
Other assets	2,191	24
Accounts payable	(111)	(1,236)
Operating lease liabilities	(48)	(33)
Accrued expenses and other current liabilities	1,433	(491)
Net cash used in operating activities	(17,479)	(9,417)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	42
Proceeds from sales or maturities of investments	—	16,250
Net cash provided by investing activities	—	16,292
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	10,645	—
Proceeds from issuance of common stock in connection with stock option exercises	142	—
Proceeds from issuance of warrants, net of offering costs	7,030	—
Net cash provided by financing activities	17,817	—
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase in cash, cash equivalents and restricted cash	339	6,875
Cash, cash equivalents and restricted cash at beginning of period	17,338	5,219
Cash, cash equivalents and restricted cash at end of period	$17,677	$12,094

Cash and cash equivalents at end of period	$17,652	$12,069
Restricted cash at end of period	25	25
Cash, cash equivalents and restricted cash at end of period	$17,677	$12,094

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series X non-voting convertible preferred stock into common stock shares	$46,405	$—

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

On October 31, 2023, Aileron acquired Lung Therapeutics, Inc. (“Lung Therapeutics” or “Lung”) pursuant to an Agreement and Plan of Merger, dated October 31, 2023 (the “Lung Acquisition Agreement”), by and among the Company, AT Merger Sub I, Inc., a Delaware corporation and its wholly owned subsidiary (“First Merger Sub”), AT Merger Sub II, LLC, a Delaware limited liability company and its wholly owned subsidiary (“Second Merger Sub”), and Lung. Pursuant to the Lung Acquisition Agreement, First Merger Sub merged with and into Lung, pursuant to which Lung was the surviving entity and became its wholly owned subsidiary (the “First Merger”). Immediately following the First Merger, Lung merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (such merger, together with the First Merger, the “Lung Acquisition”). Lung was incorporated on November 13, 2012 under the laws of the state of Texas. Following the Lung Acquisition, the Company shifted its operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications with the potential to greatly improve patient outcomes over currently available treatments. Following expiration of the operating lease agreement to rent an office space for its corporate headquarters in Austin, Texas, on March 31, 2024, the Company has been operating virtually and expects to continue to do so for the foreseeable future (see Note 15 for further details).

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations. The Company’s lead product candidate, LTI-03, is being developed for the treatment of Idiopathic Pulmonary Fibrosis (“IPF”) and has completed a healthy volunteer Phase 1a clinical trial. The Company has also conducted a Phase 1b clinical trial of LTI-03 in patients diagnosed with IPF and, in November 2024, the Company announced positive topline data from Cohort 2 of the Phase 1b clinical trial. The Company’s second product candidate, LTI-01, is in development for loculated pleural effusion (“LPE”). The Company has completed Phase 1b and Phase 2a clinical trials in LPE patients. In June 2024, the Company decided to temporarily delay clinical development of LTI-01 in an effort to focus the Company’s resources on clinical development of LTI-03 and until additional funds are raised.

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

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2024, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its initial public offering (“IPO”), $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, and $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024. As of September 30, 2024, the Company had $17,652 in cash and cash equivalents.

In May 2024, Aileron completed an underwritten follow-on public offering (the “Offering”), pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share (the “Offering Shares”) and accompanying warrants (the “Offering Warrants”) to purchase 4,273,505 shares of common stock (the “Offering Warrant Shares”). All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying

Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants.

On July 26, 2024, the Company entered into an Equity Distribution Agreement with Citizens JMP Securities, LLC (“Citizens JMP”), as agent and/or principal, under which the Company may offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. There have been no sales on the "at the market" offering through September 30, 2024.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $17,652 as of September 30, 2024 will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $21,902 and $8,393 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $310,419. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. Management expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

The Company plans to address these conditions by, among other things, raising additional funds through equity or debt financings, strategic collaborations, licensing arrangements or other sources. However, there is no assurance that such funding will be available to the Company, will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s funding estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. If additional funds are not available, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed. The Company’s future viability is dependent on its ability to raise additional capital, enter into a financing, consummate a successful acquisition, merger, business combination, or a sale of assets or other transaction. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lung Therapeutics, LLC, Lung Therapeutics Australia Pty Ltd, and Lung Therapeutics Limited. Lung Therapeutics Limited is currently inactive. All intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 15, 2024.

The condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company has not evaluated the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. Interim disclosures are not impacted by this update. The Company has not evaluated the impact of these amendments on its annual disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the new requirements, effective for its 2024 consolidated financial statements, to determine the level of disclosure of segment expenses.

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

At the 2023 annual meeting of stockholders (the “2023 Annual Meeting”), the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, subject to then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock.

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

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,213	$—	$—	$7,213
Treasury bills	$10,174	$—	$—	$10,174
	$17,387	$—	$—	$17,387

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,322	$—	$—	$10,322
	$10,322	$—	$—	$10,322

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid research and development	$252	$207
Other current assets	755	675
Total prepaid expenses and other current assets	$1,007	$882

6. Goodwill and Indefinite-Lived Intangible Assets

$6,330 of goodwill and $79,200 of indefinite-lived intangible assets acquired in the Lung Acquisition were recorded at fair value on the Lung Acquisition date. The Company performed a qualitative assessment of goodwill and indefinite-lived intangible assets for potential impairment as of September 30, 2024, and concluded that there was no goodwill or intangible assets impairment as of September 30, 2024.

7. Other Assets

Other assets consisted of the following:

	September 30, 2024	December 31, 2023
Non-current prepaid research and development	$—	$2,140
Other assets	2	53
Total other non-current assets	$2	$2,193

The non-current prepaid research and development was fully expensed during the nine months ended September 30, 2024 due to the temporary delay of clinical development of LTI-01.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
External research and development services	$2,207	$1,110
Payroll and payroll-related costs	1,453	1,178
Professional fees	847	653
Other	73	206
Total accrued expenses and other current liabilities	$4,580	$3,147

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding. As of December 31, 2023, 24,610 shares of Series X Preferred Stock were issued and outstanding.

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

At the 2023 Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, subject to then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, individuals and entities affiliated with Bios Partners (collectively, the “Bios Entities”) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of September 30, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

Each share of Series X Preferred Stock is convertible into 1,000 shares of Common Stock. The preferences, rights, and limitations initially applicable to the Series X Preferred Stock are set forth in the Certificate of Designation of Series X Non-Voting Convertible Preferred Stock (the “Certificate of Designation”).

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

10. Common Stock

On February 28, 2024, the Company held the 2023 Annual Meeting, at which the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 45,000,000 to 100,000,000 shares. The Company filed the Certificate of Amendment to implement the increase in the number of authorized shares, which was effective upon filing, with the Secretary of State of the State of Delaware on February 28, 2024. The additional shares of common stock authorized by the Certificate of Amendment have rights identical to the Company’s currently outstanding common stock. As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 and 45,000,000 shares of common stock, respectively, par value $0.001 per share.

As of September 30, 2024, the Company had 21,665,941 shares of common stock issued and outstanding. As of December 31, 2023, the Company had 4,885,512 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board of Directors (the “Board”), if any. As of September 30, 2024 and December 31, 2023, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

On July 26, 2024, the Company entered into an Equity Distribution Agreement with Citizens JMP, as agent and/or principal, under which the Company may offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the nine months ended September 30, 2024.

In May 2024, the Company completed an underwritten follow-on public offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock and accompanying warrants to purchase 4,273,505 shares of common stock. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share and accompanying Offering Warrant at a combined price of $4.35. Net proceeds from the Offering were approximately $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

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

At the 2023 Annual Meeting, the Company’s stockholders also approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, subject to then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock.

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

As of September 30, 2024, 21,665,941 shares of common stock were issued and outstanding, no shares were held in treasury, and 24,610 shares of Series X Preferred Stock had been issued, of which 12,232 shares of Series X Preferred Stock remained outstanding. In addition, as of September 30, 2024, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
2,195,039 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
3,236,006 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 ESPP (as defined below), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
7,353,442 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 2,353,500 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, and (iii) warrants to purchase 4,273,505 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027.

Accordingly, as of September 30, 2024, out of the 100,000,000 shares of common stock presently authorized, 46,926,928 shares are issued and outstanding or reserved for issuance and 53,073,072 shares of common stock remain available for future issuance.

11. Stock-Based Awards

As of September 30, 2024, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended (the “2006 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”), 2021 Stock Incentive Plan (the “2021 Plan”), and 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company also assumed Lung’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as a result of the Lung Acquisition.

As of September 30, 2024, the Company had 6,693 shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan, and 503,179 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of September 30, 2024.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,908,718 as of September 30, 2024, of which 3,236,006 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of September 30, 2024, the Company had 503,179 shares to be issued upon exercise of outstanding options under the 2021 Plan.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 ESPP, which became effective on June 28, 2017. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ended December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 31,120 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s Board. On January 1, 2023 and January 1, 2024, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision. 7,500 shares remained available for future issuance under the 2017 ESPP as of September 30, 2024.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors (“Lung Board”) approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of September 30, 2024, 1,578,235 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

There were no options granted to employees or directors during the three and the nine months ended September 30, 2023. The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three and nine months ended September 30, 2024 were as follows, presented on a weighted average basis:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Risk-free interest rate	3.7%	4.3%
Expected term (in years)	5.6	5.3
Expected volatility	113.6%	104.8%
Expected dividend rate	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,212,102	$7.42	6.0	$2,905
Granted	249,075	3.09	—
Exercised	(128,924)	1.11	—	354
Forfeited/Canceled	(51,971)	2.26	—	—
Expired	(85,243)	29.46	—	—
Outstanding at September 30, 2024	2,195,039	6.54	6.0	3,379

Options exercisable at September 30, 2024	2,031,373	$6.81	5.9	$3,163
Options vested and expected to vest at September 30, 2024	2,189,054	$6.56	6.0	$3,367
Options exercisable at December 31, 2023	1,882,191	$7.46	5.8	$2,631
Options vested and expected to vest at December 31, 2023	2,209,420	$7.41	6.0	$2,904

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 was $2.46. There were no options granted to employees or directors during the nine months ended September 30, 2023. The aggregate fair value of stock options that vested during the nine months ended September 30, 2024 and 2023, was $1,453 and $1,033, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $354. There were no stock options exercised during the nine months ended September 30, 2023.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$38	$37	$114	$227
General and administrative expenses	470	192	870	693
	$508	$229	$984	$920

As of September 30, 2024, the Company had an aggregate of $232 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 1.65 years.

On March 11, 2024, the Company and Manuel C. Alves-Aivado, M.D., Ph.D., agreed that his employment with the Company would cease and he would resign from his position as Chief Executive Officer ("CEO") of the Company, effective as of March 11, 2024. Dr. Aivado remains a member of the Company’s Board. Dr. Aivado’s resignation from the Company was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. As a non-employee director, following the separation date, Dr. Aivado will be compensated in accordance with the terms of the Company’s non-employee director compensation program. In addition, Dr. Aivado will continue to vest in all unvested stock option awards pursuant to the amended vesting terms. The resignation of Dr. Aivado as CEO was considered a significant reduction in service and his original awards were deemed to have been modified and accounted for as a Type III modification with no material effect on these condensed consolidated financial statements.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,847)	$(1,827)	$(21,902)	$(8,393)
Denominator:
Weighted average common shares outstanding—basic and diluted	21,663,089	4,541,167	16,687,473	4,541,167
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.40)	$(1.31)	$(1.85)

The Company’s potential dilutive securities, which include stock options as of September 30, 2024 and 2023, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	2,195,039	468,617
Warrants to issue shares of common stock	7,353,442	646,759
Series X Preferred Stock issued and outstanding, as converted	12,232,000	—
Total	21,780,481	1,115,376

13. Income Taxes

As of September 30, 2024, the Company has not recorded any U.S. federal or state income tax benefits for either the net losses it has incurred or its earned research and orphan drug credits, due to the uncertainty of realizing a benefit from those items in the future.

14. Related Party Transactions

On May 8, 2024, the Bios Entities converted 421 shares of the Company’s Series X Preferred Stock into 421,000 shares of common stock. After the conversion, as of September 30, 2024, the Bios Entities owned 2,094,305 shares of the Company’s common stock resulting in a beneficial ownership of 9.9% of the Company’s outstanding common stock.

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

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of September 30, 2024, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

As of September 30, 2024, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $27 in license maintenance fees in the nine months ended September 30, 2024. No license maintenance fees were incurred by the Company in the nine months ended September 30, 2023.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expenses under the UTHSCT Agreement in the nine months ended September 30, 2024 and 2023.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expenses under the UT Austin 6607 Agreement in the nine months ended September 30, 2024 and 2023.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $25 in license fee in the nine months ended September 30, 2024. No license fee was incurred by the Company in the nine months ended September 30, 2023.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the nine months ended September 30, 2024 and 2023.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or December 31, 2023.

16. Subsequent Event

Exclusive Option Agreement with Advancium

On October 31, 2024, the Company entered into an exclusive option agreement with Advancium Health Network (“Advancium”) for the sale of ALRN-6924. During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid the Company a non-refundable fee of $100 for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, the Company will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the quarter ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

Overview and Recent Developments

We are a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. We currently have two product candidates in clinical development, LTI-03 and LTI-01, and multiple candidates in preclinical development focused on fibrosis indications. Our pipeline includes:

•
LTI-03, a peptide for which we conducted a Phase 1b dose-ranging, placebo-controlled safety, tolerability, and pharmacodynamic biomarker activity trial in development for the treatment of Idiopathic Pulmonary Fibrosis (“IPF”), that has demonstrated the ability in both preclinical studies and clinical trials to protect healthy lung epithelial cells and reduce pro-fibrotic signaling;
•
LTI-01, a proenzyme that completed a Phase 2a dose-ranging, placebo-controlled trial and a Phase 1b safety, tolerability and proof of mechanism trial in loculated pleural effusion (“LPE”), patients, an indication that has no approved drug treatment; and
•
preclinical programs targeting cystic fibrosis and a peptide program focused on the Cav1 protein for systemic fibrosis indications.

In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised.

Prior to the termination of development of ALRN-6924 in February 2023 and the Lung Acquisition (as described below), our focus was the development of ALRN-6924, a MDM2/MDMX dual inhibitor that leveraged our proprietary peptide drug technology. Since our inception, we have devoted a substantial portion of our resources to developing our product candidates, including ALRN-6924 and since the Lung Acquisition, LTI-03, developing our technology platform, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

Data from Cohort 1 and Cohort 2 of Phase 1b Clinical Trial of LTI-03

The Phase 1b trial of LTI-03 is a randomized, double-blind, placebo-controlled, Phase 1b clinical trial of LTI-03 in IPF patients, which is being conducted at 11 centers in the United States, the United Kingdom, Belgium, Germany and Australia. In the trial, these patients have a bronchoscopy at a baseline screening followed by either LTI-03 or placebo twice a day for 14 days. On day 14, shortly after the final dose, patients receive a second bronchoscopy and are monitored thereafter for seven days. In Cohort 1, patients in the active arm inhaled a single 2.5 mg capsule of LTI-03 twice daily. In Cohort 2, patients received two 2.5 mg capsules of LTI-03 for inhalation twice daily. Of the 12 patients enrolled in Cohort 1 of the trial, three were randomized to the placebo arm and nine to the active arm. Of the 12 patients enrolled in Cohort 2 of the trial, three were randomized to the placebo arm and nine to the active arm. In addition to the safety and tolerability of LTI-03, in the trial, various biomarkers relating to epithelial damage, fibrosis and inflammation in blood cells were assessed. The eight biomarkers that we evaluated in Cohort 1 included: thymic stromal lymphopoietin (TSLP), galectin-7 (GAL-7), interleukin-11 (IL-11), collagen 1 alpha chain (Col-1α1), phosphorylated SMAD2/3 (pSMAD2/3/tSMAD2/3), phosphorylated AKT kinase (pAKT), soluble (sol) receptor for advanced glycation end-products (solRAGE), and CXC chemokine 7 (CXCL7). The eight biomarkers that we evaluated in Cohort 2 included: TSLP, GAL-7, IL-11, Col-1α1, pSMAD2/3/tSMAD2/3, pAKT, CXCL7, and surfactant protein D (SPD). solRAGE, which was evaluated in Cohort 1, was not able to be evaluated in Cohort 2 due to multiple protocol violations.

In May 2024, we announced positive data from the low-dose Cohort 1 of the Phase 1b clinical trial.

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

In November 2024, we announced positive topline data from the high-dose Cohort 2 of the Phase 1b clinical trial.

In Cohort 2, a positive trend was observed in seven out of the eight biomarkers, with data from three biomarkers that were statistically significant in Cohort 2, and from four biomarkers that were statistically significant in the combined data set of Cohort 1 and Cohort 2, and data from five biomarkers that showed dose dependence relative to the data from those biomarkers in Cohort 1. The findings from Cohort 2 include:

•
LTI-03 reduced expression of multiple profibrotic proteins active in both pathologic basal-like cells and fibroblasts, with four biomarkers (IL-11, CXCL7, TSLP and GAL-7) showing statistically significant decreases in the combined data set supporting the potential of LTI-03 to reduce fibrosis, inflammation and associated functional changes in the lung.
•
LTI-03 dose dependent trends were observed in five biomarkers, including COL1A1, CXCL7, TSLP, GAL-7, and SPD, which provide evidence of active LTI-03 pharmacodynamics in the trial.
•
SPD, an indicator of epithelial cell health that is linked to decline in lung function, decreased by 5% in Cohort 2 at 14 days of treatment. The current standard of care for IPF, nintetanib, reduced SPD by 4% at 12-weeks in a third party trial of nentanib referred to as the INMARK trial. The biomarker regarding change in SPD in our Phase 1b trial and the data from the INMARK trial of nintedanib compares two clinical trials with different trial designs, patient enrollment criteria and treatment regimens. In addition, the applicable measurements were observed over different time periods. As a result, the data from these trials may not be directly comparable.
•
LTI-03 did not induce inflammation in peripheral blood mononuclear cells in either Cohort, measured by pAKT, a safety marker for inflammation in this trial.
•
LTI-03 was generally well-tolerated, and there were no drug-related adverse events that resulted in a discontinuation of the trial.

Planning is underway for a Phase 2 clinical trial.

The Lung Acquisition

On October 31, 2023, we acquired Lung Therapeutics, Inc. (“Lung”) pursuant to an Agreement and Plan of Merger (the “Lung Acquisition Agreement”). Following our acquisition of Lung (the “Lung Acquisition”), Lung became a wholly-owned subsidiary of the Company. In addition, following the Lung Acquisition, the business conducted by Lung became the business primarily conducted by the Company and we shifted our operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications.

Under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, we issued to the stockholders of Lung 344,345 shares of our common stock and 19,903 shares of our newly designated Series X non-voting convertible preferred stock (the “Series X Preferred Stock”). Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock. In addition, we assumed all Lung stock options and all warrants exercisable for Lung common stock immediately outstanding prior to the closing of the Lung Acquisition, each subject to adjustment pursuant to the terms of the Lung Acquisition Agreement.

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

On February 28, 2024, we held our 2023 annual meeting of stockholders in which our stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of our outstanding Series X Preferred Stock. Following approval of the conversion of outstanding Series X Preferred Stock, the Company had approximately 29,495,512 shares of common stock issued and outstanding on a pro forma basis, which gives effect to the full conversion of the Series X Preferred Stock as of the date of our 2023 annual meeting of stockholders, without regard to beneficial ownership limitations that may limit the ability of certain holders of Series X Preferred Stock to convert such shares to common stock as such time. On March 5, 2024, subject to then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock.

Exclusive Option Agreement with Advancium

On October 31, 2024, we entered into an exclusive option agreement with Advancium for the sale of ALRN-6924. During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid us a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, we will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

Liquidity and Going Concern

Management believes that, based on our current operating plan, our cash and cash equivalents of $17.7 million as of September 30, 2024 will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements included in this Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. See Note 1 to the unaudited condensed consolidated financial statements included under Part I, Item I of this Form 10-Q for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,722	22	3,700
General and administrative	2,349	1,955	394
Restructuring and Other Costs	—	6	(6)
Total operating expenses	6,071	1,983	4,088
Loss from operations	(6,071)	(1,983)	(4,088)
Other income, net	224	156	68
Net loss	$(5,847)	$(1,827)	$(4,020)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $3.7 million, compared to less than $0.1 million for the three months ended September 30, 2023. The increase of $3.7 million was primarily a result of the clinical programs acquired as part of the Lung Acquisition in October 2023. During the three months ended September 30, 2024, we incurred expenses of $2.1 million on clinical trials, $1.0 million on manufacturing including $0.8 million write-offs due to the temporary delay of clinical development of LTI-01, and $0.1 million on regulatory and development consulting as well as $0.5 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition. These programs and related activities were not included in the Company’s financial results for periods prior to the Lung Acquisition, including during the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2024, compared to $2.0 million for the three months ended September 30, 2023. The increase of $0.4 million was primarily due to increased employee and related expenses of $0.5 million as a result of increased headcount associated with the Lung Acquisition and severance expense recognized due to departure of former employees, and increased facilities and other expenses of $0.2 million, offset by decreased professional fees of $0.3 million as a result of less external consulting expenses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Restructuring and Other Costs

There were no restructuring-related expenses incurred in the three months ended September 30, 2024. Before the Lung Acquisition, in February 2023, our Board of Directors determined to reduce the Company’s workforce at that time from nine to three full-time employees. We incurred restructuring-related charges of less than $0.1 million for the three months ended September 30, 2023. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs. All restructuring-related expenses were incurred and paid in 2023.

Other Income, net

Other income, net for the three months ended September 30, 2024 was $0.2 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds and treasury bills.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	10,926	2,019	8,907
General and administrative	11,389	6,027	5,362
Restructuring and Other Costs	—	940	(940)
Total operating expenses	22,315	8,986	13,329
Loss from operations	(22,315)	(8,986)	(13,329)
Other income, net	413	593	(180)
Net loss	$(21,902)	$(8,393)	$(13,509)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $10.9 million, compared to $2.0 million for the nine months ended September 30, 2023. The increase of $8.9 million was primarily a result of the clinical programs acquired as part of the Lung Acquisition in October 2023. During the nine months ended September 30, 2024, we incurred expenses of $4.2 million on clinical trials, $4.6 million on manufacturing including $3.2 million write-offs due to the expiration of clinical materials and the temporary delay of clinical development of LTI-01, and $0.5 million on regulatory and development consulting as well as $1.6 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition. These programs and related activities were not included in the Company’s financial results for periods prior to the Lung Acquisition, including during the nine months ended September 30, 2023. There were $2.0 million research and development expenses related to ALRN-6924 during the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses were $11.4 million for the nine months ended September 30, 2024, compared to $6.0 million for the nine months ended September 30, 2023. The increase of $5.4 million was primarily due to increased professional fees of $1.7 million and increased employee and related expenses of $2.6 million as a result of increased consulting activities and headcount associated with the Lung Acquisition and severance expense recognized due to departure of former employees, and increased facilities and other expenses of $1.1 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Restructuring and Other Costs

There were no restructuring-related expenses incurred in the nine months ended September 30, 2024. We incurred restructuring-related charges of $0.9 million for the nine months ended September 30, 2023 in connection with our February 2023 restructuring before the Lung Acquisition. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs. All restructuring-related expenses were incurred and paid in 2023.

Other Income, net

Other income, net for the nine months ended September 30, 2024 was $0.4 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds and treasury bills.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidates, LTI-03 and LTI-01, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidates or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company.

As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024 for additional risks associated with our substantial capital requirements.

To date, we have funded our operations through sales of common stock in our initial public offering, sales of common stock and warrants in follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of common stock under our now terminated equity line with Lincoln Park Capital LLC, sales of preferred stock prior to our initial public offering, payments received under a collaboration agreement, sales of common stock, preferred stock and warrants in connection with the Lung Acquisition and the PIPE Financing and sales of common stock upon option exercises. As of September 30, 2024, we had cash and cash equivalents of $17.7 million.

In July 2024, we entered into an Equity Distribution Agreement with Citizens JMP Securities, LLC (“Citizens JMP”), as agent and/or principal, under which we may offer and sell up to $50.0 million of our common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. We did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the nine months ended September 30, 2024. Upon entry into the Equity Distribution Agreement, we terminated our prior “at the market offering” pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and William Blair & Company, L.L.C. At the time of termination, we had not sold any shares under the sales agreement prospectus related to the prior sales agreement.

In May 2024, we completed an underwritten follow-on public offering (the “Offering”) of 4,273,505 shares of our common stock and accompanying warrants to purchase 4,273,505 shares of our common stock. All of the shares and accompanying warrants sold in the Offering were sold by the Company. Each share was offered and sold together with an accompanying warrant at a combined offering price of $4.68, and the underwriter purchased each share and accompanying warrant at a combined price of $4.35. Net proceeds from the Offering were approximately $17.7 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the warrants.

Each warrant has an exercise price per share of common stock equal to $4.68. Each warrant may be exercised until May 1, 2027. Each warrant is exercisable solely by means of a cash exercise, except that a warrant is exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of shares underlying the warrants is not then effective or the prospectus contained therein is not available for the issuance of such shares.

Each warrant is callable by the Company during the ten trading day period after the date that is 30 days following the public announcement by the Company of the topline results from the Phase 1b clinical trial of LTI-03 in patients with IPF, including a statement that there were no drug-related adverse events that resulted in a discontinuation of the trial. In accordance with the terms of the warrants, each warrant is callable by the Company during the ten-trading day period after November 13, 2024 (the “Trigger Date”). Subject to certain exceptions, in the event that the warrants are outstanding, if, after the Trigger Date, then the Company may, within ten trading days of the Trigger Date, upon notice (a “Call Notice”), call for cancellation of the warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per share of common stock; provided that the Company may only deliver such Call Notice if the volume-weighted average price of its shares of common stock exceeds the exercise price of the warrants on the trading day immediately prior to the date the Company delivers the Call Notice. Any warrant subject to such Call Notice for which a notice of exercise shall not have been received by the Call Date (as hereinafter defined) will be canceled at 6:30 p.m. (New York City time) on the tenth trading day after the date we send the Call Notice (such date and time, the “Call Date”).

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(17,479)	$(9,417)
Cash provided by investing activities	—	16,292
Cash provided by financing activities	17,817	—
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase in cash, cash equivalents and restricted cash	$339	$6,875

Operating Activities.

During the nine months ended September 30, 2024, net cash used in operating activities was $17.5 million primarily due to our net loss of $21.9 million, offset by cash provided by the change in operating assets and liabilities of $3.4 million and non-cash charges of $1.0 million. Non-cash charges resulted primarily from stock-based compensation expense of $1.0 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of a decrease of $2.2 million in other assets due to the recognition of a prepaid expense, and an increase of $1.4 million in accrued expenses and other current liabilities, offset by an increase of less than $0.1 million in prepaid expenses and other current assets and a decrease of $0.1 million in accounts payable. During the nine months ended September 30, 2023, net cash used in operating activities was $9.4 million primarily due to our net loss of $8.4 million and $1.8 million of decreased net operating assets and liabilities, offset by $0.8 million in non-cash expenses.

Investing Activities.

During the nine months ended September 30, 2024, there was no cash provided by investing activities. During the nine months ended September 30, 2023, net cash provided by investing activities was $16.3 million primarily resulting from proceeds from the sale of investments.

Financing Activities.

During the nine months ended September 30, 2024, net cash provided by financing activities was $17.8 million primarily due to the Offering in May 2024. During the nine months ended September 30, 2023, there were no cash provided by financing activities.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of the product candidates. As of September 30, 2024, we had cash and cash equivalents of $17.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into June 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, strategic collaborations, licensing, arrangements or other sources. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

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

During the three and nine months ended September 30, 2024, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 15, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for our acquisition of Lung, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition. These material weaknesses continue to exist as of September 30, 2024.

Management’s Plan to Remediate the Material Weaknesses

We have implemented and are continuing to implement procedures to remediate these material weaknesses, including the hiring of a Controller with the requisite supervisory background and knowledge in financial reporting, integration into one accounting system, engaging third party accounting specialists and building a more streamlined process in order to prepare and review financial information, however, our control environment needs improvement, and as a result we may be exposed to errors. Our remediation plan also includes the hiring of additional accounting employees and/or consultants with the specific technical accounting experience necessary to assist with complex, non-routine transactions and to support the timely completion of financial close procedures, the implementation of robust processes, and to assist with the preparation of financial statements and our compliance with SEC reporting obligations. Management has engaged a third-party to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. With the help of third-party consultants, we have nearly completed the integration of the acquired systems from the Lung Acquisition into our financial and accounting systems. Additionally, we intend to develop and implement consistent accounting policies and internal control procedures and provide additional training to our accounting and financial reporting personnel.

The below are actions that we have taken to date to remediate the above-mentioned material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)

has occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Aileron Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer
(Principal Financial Officer)