Form 10-K
period 2024-12-31
Rein Therapeutics, Inc.
filed 2025-04-07
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38130

Rein Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12407 N. Mopac Expy. Suite 250 #390 Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 802-1989

Aileron Therapeutics, Inc.

(Former Name or Former Address, if Changed since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RNTX	The Nasdaq Capital Market

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Capital Market was $54,077,680.

As of March 27, 2025 the Registrant has 21,992,387 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Rein and the other trademarks or service marks of Rein appearing in this Annual Report on Form 10-K are the property of Rein. All other trademarks, service marks or other trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K of Rein Therapeutics, Inc. (“Rein,” “we,” “us,” “our,” or the “Company”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
our plans to develop and commercialize LTI-03, including the potential benefits thereof;
•
our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current substantial doubt about our ability to continue as a going concern;
•
our expectations regarding our ability to fund our operating expenses, our planned activities, and capital expenditure requirements with our cash, cash equivalents and investments
•
our decision to temporarily delay further clinical development of LTI-01 until additional funds are raised;
•
our plans, subject to obtaining additional funding, to initiate Phase 2 clinical trial of LTI-03;
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
•
the success of our remediation efforts related to the material weaknesses identified in our internal controls over financial reporting as of December 31, 2024;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included, or incorporated by reference, in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

Effective on January 10, 2025, we amended our Restated Certificate of Incorporation, as amended, to effect a change in our name from “Aileron Therapeutics, Inc.” to “Rein Therapeutics, Inc.” Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our” and the “Company” refer to Rein Therapeutics, Inc. and its wholly owned subsidiaries.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2024. These risks include the following:

Risks Related to Our Financial Condition

•
We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into August 2025, as a result we will need to obtain sufficient additional funding prior to initiating our planned Phase 2 clinical trial of LTI-03.
•
We will require substantial additional capital to finance our operations beyond August 2025 and to complete the development and commercialization of LTI-03 and LTI-01. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our clinical and research and development programs, future commercialization efforts or other operations.
•
Our cash and cash equivalents are not sufficient to fund operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report, which raises substantial doubt about our ability to continue as a going concern.
•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

Risks Related to the Discovery, Development and Commercialization of Product Candidates

•
Our business is highly dependent on the success of our product candidates, LTI-03 and LTI-01 and any other product candidates that we advance into clinical development.
•
Our approach to drug research and development in the area of fibrotic diseases, with a focus on Cav1-related peptides, is unproven and may not result in marketable products.
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial, do not necessarily predict final results and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities.
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of LTI-03, LTI-01 or any other product candidates.
•
Our future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies or earlier clinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of our product candidates.
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
•
We have entered into a collaboration agreement with Taiho Pharmaceutical Co., Ltd., or Taiho, for the development of LTI-01 in Japan and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.

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

Risks Related to Our Common Stock

•
Assuming the conversion of all outstanding Series X Non-Voting Convertible Preferred Stock, or the Series X Preferred Stock, and the exercise of outstanding warrants to purchase shares of our common stock, or the Warrants, there is a concentration of ownership of our outstanding common stock by entities and individuals affiliated with Bios Partners. If this group chooses to act together, it could exert substantial influence over our business, and the interests of this group may conflict with those of other stockholders.

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

In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

Principal Product Candidates

LTI-03

LTI-03 is a novel peptide drug, the sequence of which is derived from the endogenous protein Cav1, that protects lung epithelial cells and inhibits multiple pro-fibrotic pathways in IPF patients. IPF is a progressive, fatal, age-associated lung disease with a median survival from diagnosis of three to five years. There are approximately 100,000 people living with IPF in the U.S. LTI-03 has been granted Orphan Drug Designation in the U.S. for the treatment of IPF.

The pathogenesis of IPF is characterized by the loss of healthy lung cells known as alveolar epithelial type 2 cells, or AEC2s, proliferation and accumulation of activated myofibroblasts, deposition of extracellular matrix, or ECM, and fibrosis, resulting in labored breathing and loss of lung function. Damaged AEC2s are unable to replace injured alveolar epithelial type 1 cells, or AEC1s, which make up the majority of the alveolar surface and are important in mucus clearance and healthy lung function. Other than lung transplantation, no treatment has shown survival benefit. Two approved drugs, nintedanib (OFEV®) and pirfenidone, have been shown to reduce the rate of lung function decline, but unfortunately provide only modest clinical benefit in IPF patients. Neither drug is curative, and significant side effects or intolerance can occur with the use of pirfenidone and nintedanib. As these approved drugs are focused on fibroblast proliferation, they have not demonstrated an effect on protecting or restoring healthy lung epithelial cells. We believe LTI-03 has a mechanism that not only reduces fibroblast proliferation but also, importantly, protects and potentially restores healthy lung epithelial cells.

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

Phase 1a Clinical Trial

We completed a randomized, double-blind, placebo-controlled, Phase 1a clinical trial of LTI-03 in healthy volunteers in the United Kingdom, or the UK. The primary objective of this trial was to determine the safety and tolerability of single and multiple ascending doses, SAD and MAD, respectively, of inhaled LTI-03. The secondary objective was to evaluate the pharmacokinetics of SAD and MAD daily doses for 14 days of inhaled LTI-03.

In four SAD cohorts, 32 subjects were administered LTI-03 by inhalation at single doses of 20 mg, 40 mg, and 80 mg. At the 80 mg dose, subjects in one cohort were administered four 20 mg capsules by inhalation and in a second cohort, subjects were administered eight 10 mg capsules by inhalation. Eight subjects in the combined SAD cohorts were administered a placebo. In the SAD cohorts, 21 of 24 subjects administered LTI-03 experienced treatment emergent adverse events, or TEAE, the most frequent of which were mild dry coughs related to LTI-03.

In two MAD cohorts, 40 subjects were administered LTI-03 by inhalation once daily for up to 14 days at 20 mg and 40 mg. Mild coughs, assessed as related to LTI-03, were the most frequent TEAEs occurring in 12 of 12 subjects over the course of the 14-day dosing period. Mild and related coughs occurred in three of the four subjects administered placebo. Other TEAEs occurring in more than one of the 12 subjects administered LTI-03 included sinus tachycardia, which is a fast increase in heart rate, in two subjects assessed as mild and not related in one and moderate and related in the other; chest discomfort in two subjects assessed as related and moderate in one and related and severe in the other; and labored breathing in two subjects assessed as related and moderate in one and related and severe in the other. During dosing in the second MAD cohort of 40 mg of LTI-03, we placed the study on hold after one subject developed severe TEAEs and two other subjects developed moderate TEAEs secondary to pulmonary airflow limitations that appeared to be secondary to reversible airway obstruction. These events were considered related to LTI-03. All TEAEs were resolved within 24 hours.

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

Phase 1b Clinical Trial

We conducted a randomized, double-blind, placebo-controlled, Phase 1b clinical trial of LTI-03 in IPF patients, which was conducted at 11 centers in the U.S., the UK, Belgium, Germany and Australia. We enrolled a total of 24 patients in the trial. In the trial, these patients had a bronchoscopy at a baseline screening followed by either LTI-03 or placebo twice a day for 14 days. On day 14, shortly after the final dose, patients received a second bronchoscopy and were monitored thereafter for seven days. In Cohort 1, patients in the active arm inhaled a single 2.5 mg capsule of LTI-03 twice daily. In Cohort 2, patients received two 2.5 mg capsules of LTI-03 for inhalation twice daily. Of the 12 patients enrolled in Cohort 1 of the trial, three were randomized to the placebo arm and nine to the active arm.

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

In Cohort 1, a positive trend was observed in seven out of the eight biomarkers with data from three biomarkers being statistically significant (based on a one-tailed t-test). The findings from Cohort 1 included:

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

In Cohort 2, a positive trend was observed in seven out of the eight biomarkers, with data from three biomarkers that were statistically significant in Cohort 2, and from four biomarkers that were statistically significant in the combined data set of Cohort 1 and Cohort 2, and data from five biomarkers that showed dose dependence relative to the data from those biomarkers in Cohort 1. The findings from Cohort 2 included:

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

Planned Phase 2 Trial

Subject to obtaining additional funding, we plan to initiate a placebo-controlled Phase 2 clinical trial of LTI-03 in the first half of 2025. We plan to evaluate 2.5 mg or 5 mg of LTI-03 administered twice a day in up to 120 patients with IPF with 40 patients in each treatment arm and 40 patients in the placebo arm. We expect that patients will be treated for 24 weeks with four weeks of follow-up. The primary endpoints of the trial will be to evaluate the safety and tolerability of LTI-03 and the efficacy of LTI-03 measured by change from baseline in forced vital capacity, or FVC, in milliliters, change from baseline in percent predicted FVC and change from baseline in lung fibrosis measured by high-resolution computed tomography.

LTI-01

LTI-01 is a single chain urokinase plasminogen activator, or scuPA, for the treatment of LPE. Pleural effusion is defined by the build-up of fluid in the pleural cavity, predominantly resulting from pneumonia, and is considered loculated when fibrinous scar tissue forms, trapping the fluid and preventing drainage. LPE is an orphan disorder for which there are no currently approved therapeutics. LPEs are a frequent complication of pneumonia and develop from pockets of infected fluid, known as a complicated parapneumonic effusion, or CPE, or if pus is present, known as an empyema. LPEs can result in pain, shortness of breath and can rapidly lead to sepsis and death. CPE and empyema can be serious clinical problems which are associated with mortality of approximately 20%. Effective drainage of infected pleural effusions is essential for treatment. We believe over 60,000 cases of LPE associated with CPE and empyema are estimated to occur annually in the U.S. alone, and based upon our market research, over half of these patients are receiving off-label, intrapleural fibrinolytic therapy, or IPFT, which is the use of clot busting drugs injected locally into the pleural cavity to treat the LPEs. LTI-01 has been granted Orphan Drug Designation in the U.S. and European Union, or the EU, for treatment of empyema and Fast Track Designation in the U.S. for the investigation of LTI-01 for the treatment of infected, non-draining pleural effusion. In November 2020, we signed a regional licensing deal with Taiho for the rights to develop and commercialize LTI-01 in Japan. We received an up-front payment of $5.0 million and have the right to receive a future milestone payment of $10.0 million, drug supply payments and royalties on drug sales upon approval and commercial launch in Japan.

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

Based on the results of this trial, we plan to investigate LTI-01 in an additional Phase 2 dose-ranging, placebo-controlled clinical trial with a lower dose to establish efficacy and safety. In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until sufficient additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

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

If any of our product candidates are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of our product candidates. Development and commercial quantities of any drugs that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the U.S. Food and Drug Administration, or FDA, and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the commercialization or development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications include larger companies with significant financial resources such as AbbVie Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Gilead Sciences, Inc., Roche Holding AG, and Novartis AG. However, we know of no other companies currently in clinical development with a drug therapeutic utilizing Cav1 and Cav1-related peptides.

Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:

•
IPF: There are currently two approved branded products for the treatment of IPF; Esbriet (pirfenidone), marketed by Roche Holding AG, and Ofev (nintedanib), marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include AbbVie Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Avalyn Pharma, Inc., Roche Holding AG, Vicore Pharma Holding AB, Endeavor BioMedicines and PureTech Health plc.

•
LPE: There are currently no approved drug therapies for the treatment of LPE. Roche Holding AG manufactures tPA and DNase, which are used off-label to treat LPE. We are not aware of any other pharmaceutical or biotechnology company developing drug therapies for the treatment of LPE.

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

Out-License Agreement

Agreement with Taiho Pharmaceutical Co. Ltd.

On November 12, 2020, we entered into a license agreement with Taiho, or the Taiho Agreement, to collaborate on the development and potential commercialization of LTI-01. Under the terms of the Taiho Agreement, we granted Taiho an exclusive, royalty-bearing license to develop, seek regulatory approval for and commercialize LTI-01 in Japan. We are obligated to conduct all development activities for LTI-01 through regulatory approval in the U.S. or other markets worldwide, except Japan, and retain the right to commercialize LTI-01 in all markets worldwide except Japan. Under the terms of the Taiho Agreement, we, in part through our participation in a joint development committee with Taiho, will participate in overseeing the development and commercialization of LTI-01 in Japan.

In consideration for the exclusive, royalty-bearing license and other rights contained in the Taiho Agreement, Taiho made a non-refundable, non-creditable payment to us of $5.0 million. We are also eligible to receive an additional milestone payment of $10.0 million.

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

Exclusive Option Agreement with Advancium

On October 31, 2024, we entered into an exclusive option agreement with Advancium Health Network, or Advancium, for the sale of ALRN-6924, a clinical-stage oncology agent that we were developing prior to our acquisition of Lung Therapeutics, Inc., or Lung, in October 2023, or the Lung Acquisition. During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid us a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, we will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

In-License Agreements

Agreement with the University of Texas Health Science Center at Tyler

In June 2013, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System, or UT System, on behalf of the University of Texas Health Sciences Center at Tyler, or UTHSCT. The patent and technology license agreement with UT System, or the UTHSCT Agreement, provides us access to patents and technology related to the development of LTI-01 and LTI-03. As part of the UTHSCT Agreement, we have (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell certain intellectual property; (ii) a non-exclusive license under the technology rights to manufacture, distribute and sell the licensed product; and (iii) a sublicensing right that allows us to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the UTHSCT Agreement. In December 2013, the UTHSCT Agreement was amended and restated to include certain patents in all fields worldwide. In May 2017, the UTHSCT Agreement was amended and restated to modify the specific milestone criteria.

In consideration of the UTHSCT Agreement, we agreed to pay past and ongoing patent expenses, and we are obligated to pay UTHSCT sublicensing fees, assignment fees, and single digit royalties on worldwide net product sales, with fixed minimum royalty payments that started in 2015.

Pursuant to the UTHSCT Agreement, we are required to use diligent efforts to commercialize the licensed technology as soon as commercially practicable, including maintaining active research and development, regulatory, marketing and sales program, all as commercially reasonable.

We may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if we breach the terms of the agreement. We incurred $100,000 in a minimum royalty fee during the years ended December 31, 2024 and 2023, respectively.

Agreement with the University of Texas at Austin

In May 2015, we entered into a patent license agreement with the University of Texas at Austin, or UT Austin, on behalf of UT System. This license agreement with UT Austin, or the UT Austin 6607 Agreement, relates to the patent rights to polypeptide therapeutics and uses thereof. Pursuant to the UT Austin 6607 Agreement we have (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell the licensed product; and (ii) a sublicensing right that allows us to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. The UT Austin 6607 Agreement was amended and restated in January 2017, November 2018, and June 2019. The amendments related to extension of milestone payment dates and specific terminology around the milestone achievement criteria.

In consideration of the UT Austin 6607 Agreement, we agreed to pay past and ongoing patent expenses, milestone fees upon certain development and regulatory milestone events, annual license fees, tiered sublicense fees, assignment fees, low single digit royalties on net sales and the FDA Priority Review Voucher fee if we sell or transfers this voucher.

Pursuant to the UT Austin 6607 Agreement, we are required to use diligent efforts to commercialize the licensed products, including maintaining active research and development, regulatory, marketing and sales program. Moreover, we are required to meet certain development and regulatory milestones by specific dates.

We may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if we breach the terms of the agreement. We did not incur any expenses under the UT Austin 6607 Agreement during the years ended December 31, 2024 and 2023.

Agreement with Medical University of South Carolina

In March 2016, we entered into a license agreement with Medical University of South Carolina Foundation for Research Development, or MUSC. Pursuant to this license agreement with MUSC, or the MUSC Agreement, we have patent rights related to protecting against lung fibrosis by up regulating Cav1. The MUSC Agreement granted (i) a royalty-bearing, exclusive license under the patent rights to make, use and sell the license product; and (ii) a sublicensing right that allows us to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. In September 2018, the agreement was amended and restated to include definitions of related methods, related products and related rights.

In consideration of the MUSC Agreement, we agreed to pay a non-refundable license fee, patent expenses, milestone fees upon certain development, regulatory and commercial milestone events, sublicense fees, assignment fees and low single digit royalties on net sales, with a fixed minimum royalty payment starting in 2019 and a transaction fee upon our liquidation.

Pursuant to the MUSC Agreement, we are required to use diligent efforts to develop, manufacture and sell the licensed products.

We may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. We incurred $25,000 in a minimum royalty fee during the year ended December 31, 2024. We did not incur any expenses under the MUSC Agreement during the year ended December 31, 2023.

Agreement with Vivarta Therapeutics LLC

In March 2018, we entered into a license agreement with Vivarta Therapeutics, LLC, or Vivarta. This license agreement with Vivarta, or the Vivarta Agreement, relates to intellectual property relating to epithelial sodium channel inhibitors and methods to treat pulmonary disease. Pursuant to the Vivarta Agreement we have (i) a royalty-bearing, exclusive license under the intellectual property rights to make, use and sell the licensed product, and (ii) a sublicensing right that allows us to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement.

In consideration of the Vivarta Agreement, we also agreed to pay patent expenses, milestone fees upon certain development and regulatory milestone events, sublicense fees, assignment fees and low single digit royalties on net sales.

Pursuant to the Vivarta Agreement, we are required to use diligent efforts to develop, manufacture and sell the licensed products.

We may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. We did not incur any expenses under the Vivarta Agreement during the years ended December 31, 2024 and 2023.

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

As of March 7, 2025, we own or have licensed forty-nine issued patents and fifty-one pending patent applications worldwide, and one pending international Patent Cooperation Treaty, or PCT, patent application, which are material to the programs described below relating to the Lung business. Forty-five issued patents worldwide and six pending patent applications are owned by the UT System, which have granted us exclusive license rights to the technology. We own one issued patent and eleven pending patent applications worldwide together with the UT System, which have granted us exclusive license rights to the technology. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and foreign patent protection for a variety of technologies, including caveolin-1 peptides, such as LTI-03, compositions, and formulations related to caveolin-1 peptides, methods for therapeutic use of caveolin-1 peptides and conjugates of interest and diagnostic methods with caveolin-1 peptides for treating diseases of interest. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

LTI-03 Program

As of March 7, 2025, we owned one pending PCT application, nine pending U.S. patent applications, and twenty-six pending applications outside of the U.S. related to the LTI-03 program. We also have licensed: six U.S. patents, including U.S. Patent Nos. 8,697,840, 9,630,990, 10,377,796, 11,161,875, 11,780,879, and 12,173,089, thirty-nine patents granted outside of the U.S., one pending U.S. application, and five pending applications outside of the U.S. related to the LTI-03 program. The issued LTI-03 related patents are expected to expire in 2030 or 2034, without any available patent term extensions. Patents that may issue from the pending applications are expected to expire between the years 2034 and 2044, without any available patent term extensions. The in-licensed LTI-03 issued patents from the UT System are directed to methods of treating acute lung injury or pulmonary fibrosis with LTI-03 and methods of treating a condition characterized by fibrosis with LTI-03. The pending applications in the LTI-03 program are directed to methods for treating diseases or disorders, including fibrosis, methods for increasing viability of lung epithelial cells, and formulations, including dry powder and extended-release formulations, as well as therapeutic uses of LTI-03 for other indications interest and diagnostic methods.

As of March 7, 2025, we also own two U.S. patents, one patent granted outside of the U.S., one pending U.S. application, and nine pending applications outside of the U.S. related to other caveolin-1 peptides related to LTI-03. These patents and patents that may issue from these pending applications are expected to expire in 2039.

LTI-01 Program

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

U.S. Government Regulation of Drug and Biological Products

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of drugs and biologics. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

In the U.S., the FDA approves and regulates drug products under the Federal Food, Drug, and Cosmetic, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations.

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the U.S. must satisfactorily complete the following steps, where applicable:

•
completion of preclinical laboratory tests and animal studies according to good laboratory practices, or GLP, or other applicable regulations;
•
manufacture and testing of the therapeutic or biologic moiety and its respective product formulation according to good manufacturing practices, or cGMP, or other applicable regulations;
•
design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually and amended when certain changes are made;
•
approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational drug product and the safety, purity and potency for the investigational biologic product for each proposed indication;
•
preparation and submission to the FDA of an NDA or BLA requesting marketing approval for one or more proposed indications;
•
payment of application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
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
•
satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA authorizing marketing of the drug or biological product for particular indications in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any other potential post-approval studies required by the FDA.

Preclinical Studies and IND

Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry/biology, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application and are typically referred to as IND-enabling studies.

An IND is a request for authorization from the FDA to administer an investigational product to humans. The IND sponsor must submit the IND and then wait 30 days before initiating clinical trials, so that FDA can use that time to review the submission, and raise concerns or questions related to one or more proposed clinical trials. Even if the FDA does not raise concerns within 30 days, it could place the clinical trial on a clinical hold due to, for example, potential safety concerns or CMC issues. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Imposition of a clinical hold could cause significant delays or difficulties in initiating and/or completing planned clinical trials in a timely manner. Certain long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may initiate or continue after an IND for an investigational product candidate is submitted to the FDA and human clinical trials have been initiated.

Human Clinical Trials in Support of an NDA or BLA

Clinical trials involve the administration of an investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, inclusion and exclusion criteria, dosing procedures and the parameters to be used in monitoring the safety and effectiveness criteria to be evaluated. Each protocol, as well as any subsequent amendments, must be submitted to the FDA as part of the IND.

An IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must thereafter conduct a continuing review of the trial. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors and the safety of human subjects. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects or their legal representatives and must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or, if the drug or biologic has been associated with unexpected serious harm to patients.

Clinical trials must also comply with extensive GCP standards intended to ensure protection of human subjects and the quality and integrity of the study data, including requirements for obtaining subjects’ informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. This group may recommend continuation of the trial as planned, changes in trial conduct or cessation of the trial at designated checkpoints based on access to certain data from the study. The FDA may, at any time while clinical trials are ongoing, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order, if issued by the FDA, would cause suspension of an ongoing trial until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, or to document a clinical benefit in the case of drugs or biologics approved under the FDA’s accelerated approval regulations and generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for the product.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress began requiring sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the clinicaltrials.gov data registry. Similar requirements for posting clinical trial information in clinical trial registries exist in the EU and in other countries outside the U.S. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

During the development of a new drug or biological product, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2 and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for FDA to provide advice on the next phase of development. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. From a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Marketing Application Submission and FDA Review

Assuming successful completion of the required clinical testing, the results of the clinical trials and preclinical studies (along with information relating to the product’s chemistry, manufacturing, controls, or CMC) and the proposed labeling are submitted to the FDA as part of an NDA or BLA, requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the FDA must find the data submitted to be sufficient to establish the safety and efficacy of the investigational drug product, and safety, potency and purity for the investigational biologic product, for its proposed indication. The fee required for the submission of an NDA or BLA under the PDUFA, is substantial (for example, for fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, which is currently set at $403,889 per eligible prescription program. These fees are adjusted annually, but exemptions and waivers may be available under certain circumstances. No user fee is required for orphan drug product applications, except when an application also includes an indication for a non-rare disease or condition.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date (following the 60-day validation period) in which to complete its initial review of a standard application and respond to the applicant and six months from the filing date for an application with “Priority Review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the therapeutic/biologic to determine whether the manufacturing processes and facilities comply with GMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP regulatory requirements and are adequate to ensure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the clinical data submitted to FDA.

Under certain circumstances, the principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

Additionally, the FDA may refer any NDA or BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. If the FDA concludes that a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS and FDA will not approve the NDA or BLA without a REMS.

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or a BLA or certain supplements thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless this requirement is waived, deferred or inapplicable. Sponsors must submit a pediatric study plan to FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. In general, PREA requirements do not apply to drugs or biologics for indications granted Orphan Drug Designation although the FDA has taken steps to limit what is considers abuse of this statutory exemption in the PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

The FDA reviews an NDA or a BLA to determine, among other things, whether a product is safe and effective for its intended use, and whether its manufacturing is cGMP-compliant to ensure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After evaluating the application and all related information (including the advisory committee recommendations, if any) and inspection reports of manufacturing facilities and clinical trial sites, the FDA may issue either an approval letter or a Complete Response Letter, or CRL.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings, or precautions be included in the product labeling (including specific safety-related label warnings). The FDA may also require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions, or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, and FDA review and approval.

Expedited Programs for Serious Conditions

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include Fast Track Designation, Breakthrough Therapy Designation, Priority Review Designation and accelerated approval.

To be eligible for a Fast Track Designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast Track Designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA also may review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. Fast Track Designation may be rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process. Fast Track Designation does not guarantee product approval.

In addition, a new drug or biological product may be eligible for Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy Designation provides all the features of Fast Track Designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and the FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Breakthrough Therapy Designation may be rescinded by the FDA if the designation is no longer supported. Breakthrough Therapy Designation does not guarantee product approval.

The FDA may designate a product for Priority Review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug or biologic qualifies for Priority Review. Significant improvement over available therapies may be illustrated, for example, by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A Priority Review Designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or NDA from the date of filing.

Fast Track Designation, Breakthrough Therapy Designation and Priority Review do not change the standards for approval and may not ultimately expedite the development or approval process.

Finally, the FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, the FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless the FDA informs the applicant otherwise.

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. These guidance describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval.

Post Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, governing, among other things, manufacturing and quality-related compliance, monitoring and recordkeeping activities, reporting of adverse experiences with the product and product problems to FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations, known as off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies, including state regulatory bodies, actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

If there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or an NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional clinical trials and preclinical studies. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product, which may require substantial commitment of resources post-approval to ensure compliance. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA regulations require that drug and biological products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP regulatory requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. In addition, for any of our product candidates that include a device delivery system, the device component will be subject to aspects of the Quality System Regulations (QSRs) applicable to medical devices.

Once an approval of a drug/biologic product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained, or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market clinical trials requirement to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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
•
refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;

•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (PIE) Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Additionally, the Drug Supply Chain Security Act, or DSCSA, imposes requirements related to identifying and tracing certain prescription drugs distributed in the U.S., including most biological products. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval for our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman

Amendments permit restoration of the patent term up to five years as compensation for patent term lost during FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or a BLA, plus the time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Generic Drugs and Regulatory Exclusivity for Drug Products

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted”.

In addition, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the FDA. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Regulatory exclusivity provisions under the FDCA can delay the submission or the approval of 505(b)(2) applications and ANDAs. The FDCA provides a five-year period of regulatory exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or a 505(b)(2) NDA submitted by another company for another version of such drug. However, an application may be submitted after four years if it contains a certification of patent invalidity, non-infringement, or unenforceability for the listed drug.

The FDCA also provides three years of regulatory exclusivity for a full NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving competitor products for drugs that fall outside the scope of the exclusivity. Three-year exclusivity will not delay the submission or approval of a full NDA; it delays approval of a 505(b)(2) NDA or an abbreviated new drug applications. or ANDA, covered by the exclusivity, until the exclusivity expires, but not the submission itself.

Biosimilars and Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the U.S. and included the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

To date, the FDA has approved a number of biosimilars and several interchangeable biosimilar products.

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product”. In order for FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book”. The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to the FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Orphan Drug Designation qualifies a company for certain tax credits. Designation does not guarantee approval. In addition, if a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product may receive seven-year orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, the FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities.

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

LTI-01 has been granted Orphan Drug Designation by the FDA and European Medicines Agency, or EMA, for the treatment of pleural empyema. LTI-03 has been granted Orphan Drug Designation by the FDA for treatment of IPF.

Pediatric Exclusivity

Pediatric exclusivity is another type of regulatory exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six-month period of exclusivity may be attached to the term of any existing patent or regulatory exclusivity. For biologic products, the six-month period may only be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.

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

The EU regulatory regime under Directive 93/42/EEC, or the Medical Devices Directive, was replaced by Regulation (EU) 2017/745 on medical devices, or the Medical Devices Regulation as of May 26, 2021, subject to the transitional provisions for medical devices to remain on the EU market for a limited period if they were certified or, if certification was not required, the EU declaration of conformity had been drawn up under the Medical Devices Directive. There are significant changes to the EU regulatory system governing medical devices under the Medical Devices Regulation.

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

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell- therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/ AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a mutual recognition and decentralized procedure, or MRDC, positive end of procedure outcome is an RR authorization for the purposes of IRP.

As with other issues related to withdrawal of the UK from the EU, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the European Union to the United Kingdom. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by the EU General Data Protection Regulation, or GDPR. While the Data Protection Act 2018 in the UK that implements and complements the GDPR achieved Royal Assent in May 2018 and is now effective in the UK, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under the GDPR. The UK government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU and EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

Rest of the World Regulation

For other countries outside of the EU, UK and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage, Pricing and Reimbursement

Sales of any biopharmaceutical products, if and when approved by the FDA or analogous authorities outside the U.S., will depend in significant part on the availability of third-party coverage and reimbursement for the products.

In the U.S., third-party payors include government healthcare programs such as Medicare and Medicaid, private health insurers, managed care plans and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including biopharmaceutical products. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure reimbursement. It is time consuming and expensive to seek coverage and reimbursement from third-party payors. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA regulatory approvals. Third-party payors may take into account clinical practice guidelines in determining coverage and there may be significant delays before our products are addressed by such guidelines and we cannot predict what position such guidelines would take with respect to our products if and when addressed. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third- party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As result, we may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

On December 13, 2021, a new Regulation on HTA was adopted by the EU. It entered into force in January 2022 and will become fully applicable in January 2025. The regulation provides for a coordinated approach to assessing the benefit of new therapies, which assessment will take place in parallel to the EU regulatory approval process. The objectives of the EU HTA regulation are to accelerate patient access to new therapies and reduce duplication of work. The impact of the new legislation on market access, pricing and reimbursement of new medicinal products in the individual EU countries cannot be predicted yet. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Affordable Care Act (ACA). In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031.

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate”. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. The nature and scope of health care reform in the second Trump administration remains uncertain but early actions suggest that efforts to undermine the ACA will be renewed and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Price Reform

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota  and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet the FDA standards.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (IRA) further delayed implementation of this rule to January 1, 2032.

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Medicare Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Medicare Part D drugs in 2028, and 20 Medicare Part B or Medicare Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition.

On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, several other parties filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

For a more detailed discussion of health care reform in the U.S., see “Risk Factors - Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.”

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

General Data Protection Regulation

Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent to certain processing activities from the individuals to whom the personal data relates, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record- keeping. The GDPR provides for substantial penalties to which we could be subject in the event of any non-compliance, including fines of up to €10.0 million or up to two percent of our total worldwide annual revenues, whichever is greater, for certain comparatively minor offenses, or up to €20.0 million or up to four percent of our total worldwide annual revenues, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers, and recent court decisions and regulatory guidance have substantially increased the compliance burden and legal uncertainty associated with transferring the personal data of EEA individuals to third countries outside of the EEA whose data protection laws are not believed to be adequate by European standards (although the recent EU-US Data Privacy Framework offers a new route for data transfers from the EU to be made lawfully to the US).

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

Employees and Human Capital Resources

As of December 31, 2024, we had 11 full-time employees, including a total of two employees with M.D. or Ph.D. degrees. Of these full-time employees, five are engaged in research and development activities and six are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. On October 31, 2023, we acquired Lung pursuant to an Agreement and Plan of Merger, after which time Lung became a wholly owned subsidiary of ours. On January 10, 2025, we changed our name to Rein Therapeutics, Inc., and changed our trading symbol from “ALRN” to “RNTX”, effective January 13, 2025. Our principal executive office is located at 12407 N. Mopac Expy. Suite 250 #390, Austin, TX 78758, and our telephone number is (737) 802-1989.

Information Available on the Internet

Our internet website address is http://www.reintx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendment to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through the “SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

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

Risks Related to Our Financial Condition

We require substantial additional capital to finance our operations. Our cash and cash equivalents are not sufficient to enable us to complete the development and commercialization of LTI-03 and LTI-01. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our clinical and research and development programs, future commercialization efforts or other operations.

Developing biopharmaceutical products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of LTI-03 and LTI-01 and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts. For example, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

As of December 31, 2024, we had approximately $12.9 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our planned operating expense and capital expenditure requirements into August 2025. These funds are not sufficient to enable us to complete our planned Phase 2 clinical trial of LTI-03 and we will need to obtain additional funding prior to initiating the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit from product sales, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2024, we had approximately $12.9 million in cash and cash equivalent. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our planned operating expense and capital expenditure requirements into August 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, our future viability is dependent on our ability to raise additional capital to finance our operations. There can be no assurance that we will be able to obtain additional funding, including through a combination of public or private additional equity or debt financings, strategic collaborations, licensing arrangements or other sources on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. We cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or consider other various strategic alternatives.

Moreover, these factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to LTI-03, LTI-01 or other product candidates.

We expect our expenses to increase as we will incur significant research and development expenses as we conduct planned clinical trials, continue our non-clinical research with our product candidates, initiate additional clinical trials of our product candidates and pursue later stages of clinical development of our product candidates. Until such time, if ever, as we can generate substantial revenues from the sale of our products, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Securing financing may also require a substantial amount of time and attention from our management team and could divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We have incurred significant losses since our inception and have financed our operations principally through equity financings. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2024 and 2023, we reported an operating loss of $65.1 million and $16.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $351.4 million. We have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and research and development and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates. We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. Refer to Part II, Item 9A for additional information regarding the material weaknesses.

We have implemented and are continuing to implement procedures to remediate these material weaknesses, however, we cannot assure you that these or other measures will fully remediate the material weaknesses in a timely manner or prevent future material weaknesses from occurring. For additional information regarding our remediation measures for the material weaknesses, please refer to Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K.

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

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have two clinical product candidates, LTI-03 and LTI-01, in early- and mid-stage clinical development, respectively. If either of our clinical product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed a Phase 1a safety and tolerability clinical trial of LTI-03 in healthy normal volunteers and conducted a Phase 1b dose ranging, placebo-controlled safety and tolerability trial of LTI-03 in IPF patients. We have completed a Phase 1b safety, tolerability and proof of mechanism trial and a Phase 2a dose-ranging, placebo-controlled trial of LTI-01 in loculated pleural effusion, or LPE, patients. We must successfully complete Phase 3 clinical trials prior to obtaining FDA approval of LTI-03 or LTI-01 for commercial use.

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

We may in the future choose to conduct one or more clinical trials outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed for development or regulatory authorization or not receiving approval for commercialization in the applicable jurisdiction.

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

Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, we previously announced that we expect to investigate LTI-01 in an additional Phase 2 clinical trial. However, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many candidates that have performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Some of our future trials may be open label studies, where both the patient and investigator know whether a patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open label clinical trials test only the investigational product candidates and sometimes do so at different dose levels. Open label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open label clinical trials are aware when they are receiving treatment. In addition, open label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open label trials will not be replicated in later placebo-controlled trials.

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in the FDA policy during the period of product development and the FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA also requires a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support product candidate approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, or ACA, to establish an abbreviated pathway for the biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their biologics license application, or BLA, does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application.

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

Although we have received U.S. Orphan Drug Designation for LTI-03 for IPF and U.S. and European Union, or the EU, Orphan Drug Designation for LTI-01 for pleural empyema, we may be unable to obtain and maintain Orphan Drug Designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

Generally, if a product candidate with an Orphan Drug Designation in the U.S. receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. Similar exclusivity rights apply under EU law if a product candidate with Orphan Drug Designation is authorized in the EU. Designation does not mean approval. Even if we obtain marketing authorization, the FDA may choose not to grant exclusivity. In the EU, market exclusivity only applies if the criteria for orphan drug designation still exist at the time when the marketing authorization is granted. The applicable period is seven years in the U.S. and ten years in the EU. Under EU law, the period of exclusivity may be reduced to six years if it is established, at the end of the fifth year, that the criteria for orphan drug designation are no longer met. In the U.S., orphan drug exclusivity may be revoked if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

In the U.S., the FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use”. Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use”. Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable. For instance, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 for the treatment of IPF and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

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

There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the commercialization or development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications include large companies with significant financial resources such as, but not limited to: AbbVie Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Gilead Sciences, Inc., Roche Holding AG, and Novartis AG. Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. There are currently no approved therapeutics for the treatment of LPE. Roche Holding AG manufactures tissue plasminogen activator, or tPA, and recombinant deoxyribonuclease, or DNase, which are used off-label to treat LPE patients. We are not aware of any other pharmaceutical or biotechnology companies developing drug therapies for the treatment of LPE.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we or they receive approval of an NDA or BLA from the FDA or marketing approval from comparable foreign regulatory authorities. LTI-03 and LTI-01 are in early and mid-stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for LTI-03, LTI-01 or any of our future product candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA or BLA.

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

Further, the FDA may determine that we must provide additional evidence and data before approving a BLA or NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA or NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the BLA or NDA.

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA, or NDA or supplement to an NDA, for certain biological products and drug products, respectively, must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Moreover, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information

System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

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

In many countries outside the U.S., a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the U.S. or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the U.S., including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the U.S.

The design or execution of our ongoing and future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We completed a Phase 2a dose-ranging, placebo-controlled trial of LTI-01 in LPE patients. We may need to investigate higher or lower doses of LTI-01 in future clinical trials to establish efficacy and safety. Additionally, as no drug has been approved for LPE, our Phase 2a primary endpoint of treatment failure, defined as death or referral to surgery by a specific criteria checklist within seven days of commencing treatment may not be considered an appropriate endpoint for approval by the regulatory authorities. The trial results did not show statistical significance on the primary endpoint. Additionally, our highest dose of LTI-01 in this trial showed a lower effect than the other LTI-01 doses tested. Based on the results of this trial, we expect to investigate LTI-01 in a Phase 2b dose-ranging, placebo-controlled clinical trial with a lower dose to establish efficacy and safety. However, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. Even with additional clinical trial testing with a modified primary endpoint, we may never be successful in demonstrating sufficient results to support marketing approval.

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

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations”. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of ANDAs in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Further, our ability to develop and market new products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate”. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.

On November 10, 2020, the Supreme Court heard oral arguments to a case challenging the ACA. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. On June 17, 2021, the Supreme Court rejected this challenge to the ACA. During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future with litigation and legislation over the ACA likely to continue, with unpredictable and uncertain results.

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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates”, those independent contractors or agents of covered entities that perform services for covered entities that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers, the Travel Act of 1961, or Travel Act, which has been used as a tool in the health care context to target kickback schemes prohibited under state law involving private insurance that would not otherwise be prohibited under federal law and may be broader in scope than their federal equivalents; state and foreign laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of biopharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In addition, in October 2020, Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing working groups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA, and on January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

We expect that current or future litigation involving provisions of the IRA will have unpredictable and uncertain results on the implementation and impact of the IRA on biotechnology industry generally, as well as our business and current or future products. For example, on June 6, 2023, Merck & Co., or Merck, filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and oral arguments took place on October 30, 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

In the EU, similar political, economic, and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the E.U., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Accelerated approval by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of any of our current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a surrogate endpoint is reasonably likely to predict long-term clinical benefit.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform an adequate and well-controlled post-marketing confirmatory clinical trial or trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. In addition, the FDA currently requires as a condition for accelerated approval preapproval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA or NDA for accelerated approval or any other form of expedited development, review or approval for any of our current or future product candidates. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Further, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary”. The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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

If we expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business entity from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

We currently rely on foreign third-party manufacturers, including those in China. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. In February 2025, the U.S. government announced a 10% tariff on imports from China. If maintained and if extended to other countries, tariffs and the potential escalation of trade disputes with China and other countries could pose a significant risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies in China or other countries targeted with tariffs.

Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material or services to us. In 2024, the U.S. House or Representatives passed the BIOSECURE Act, and the Senate has advanced a substantially similar bill. Though such legislation was not enacted into law in 2024, Congress could re-introduce similar measures, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

In addition to our operations in the U.S., we may seek to conduct clinical trials in the EEA and may become subject to additional European data protection laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent to certain processing activities from the individuals to whom the personal data relates, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR provides for substantial penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to two percent of our total worldwide annual revenues, whichever is greater, for certain comparatively minor offenses, or up to 20,000,000 Euros or up to four percent of our total worldwide annual revenues, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers, and recent court decisions and regulatory guidance have substantially increased the compliance burden and legal uncertainty associated with transferring the personal data of EEA individuals to third countries outside of the EEA whose data protection laws are not believed to be adequate by European standards (although the recent EU-US Data Privacy Framework offers a new route for data transfers from the EU to be made lawfully to the U.S.).

Further, the GDPR provides for opening clauses in certain areas, which enable the legislators of member states of the EU to implement additional requirements to the GDPR in national law, whereby national laws may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA.

Also, as it relates to processing and transfer of genetic, biometric and health data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. The UK’s decision to leave the EU (and it is important to note that the EEA does not include the UK), often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK and to what extent UK law will diverge from the GDPR in the future. At this point in time, the UK Government has incorporated the GDPR into UK law, known as the “UK GDPR”, but has also published proposals recently to reform UK data protection law which are going through the UK Parliament and likely to become law in 2024. In the context of international data transfers, European Commission has issued adequacy decisions which have the effect of authorizing data transfers from the EEA to the UK The UK Government and the Information Commissioner’s Office have also published proposals recently to indicate how data transfers between the UK and the rest of the world will be regulated now that the UK has left the EU. For instance, the UK Government proposes recognizing more countries as adequate for data transfers as part of reducing barriers to data flows—this would include countries not yet authorized by the European Commission. The UK Government has also approved the UK Extension to the EU-US Data Privacy Framework for data transfers from the UK to the U.S.

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

Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

We will rely especially heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP or other requirements, which are regulations and guidelines enforced by FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional clinical trials or preclinical studies before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements.

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

Intellectual property rights do not necessarily address all potential threats to our business. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

Should any of these or similar events occur, they could significantly harm our business, financial condition, results of operations, and prospects.

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

Reliance on third parties requires us to share our proprietary information, which increases the possibility that such information will be misappropriated or disclosed.

If we collaborate with third parties for the development or commercialization of our current or future product candidates, we must, at times, share proprietary information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our employees, collaborators, advisors, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our employees, collaborators, advisors, third-party contractors, and consultants to publish data potentially relating to our know-how. Despite our efforts to protect our know-how, we may not be able to prevent the unauthorized disclosure or use of our technical know-how by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our proprietary information, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information.

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

As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There can be no assurance that our business does not, or will not in the future, infringe, misappropriate, or otherwise violate existing or future third-party patents or other intellectual property rights. Identification of third-party patent rights that may be relevant to our business is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, and sell our product candidates. We do not always conduct independent reviews of pending patent applications and patents issued to third parties. Patent applications in the U.S. and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidates, or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use, or sale of our technologies or product candidates or will prevent, limit, or otherwise interfere with our ability to make, use, or sell our technologies and product candidates.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

We cannot provide any assurances that third-party patents and other intellectual property rights do not exist which might be enforced against our product candidates, their respective methods of use, manufacture, and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the U.S. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by us to enforce our patent rights or by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we become party to and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

In addition, we may in the future be subject to claims by former employees, collaborators, or other third parties asserting an ownership right in our patents or patent applications. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technologies and product candidates. Such challenges may also result in our inability to develop, manufacture, or commercialize our technologies and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future technologies and product candidates. Any of the foregoing could adversely affect our business, financial condition, results of operations, and prospects.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that we are employing their proprietary technology without authorization, infringing, misappropriating, or otherwise violating their intellectual property rights. We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

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

In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, recent decisions raise questions regarding the award of patent term adjustment, or PTA, for patents where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future and whether patent expiration dates may be impacted.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, all European patents, including those issued prior to June 1, 2023, now by default automatically fall under the jurisdiction of a new European Unified Patent Court, or the UPC, for litigation involving such patents. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. We cannot predict how future decisions by the courts, the United States Congress, or the USPTO may impact the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, and results of operations.

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

The U.S. patent licensed from the Board of Regents of the University of Texas System directed to methods of using intrapleural single chain urokinase plasminogen activator, or scuPA, polypeptide for decreasing the severity of pleural scarring, expired in 2024 without patent term extension. We cannot assure that, we will not face competition from competitive products, now that the patent has expired. We plan to rely on the 12 years of data exclusivity provided under the BPCIA, as well as the complexity of the manufacturing process of LTI-01. There can be no assurance that

BPCIA product protection will be available if LTI-01 is approved, or the company will be able to maintain the confidentiality of its trade secrets and know-how in its manufacturing process.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, obtain approval of competing products, and launch their products earlier than might otherwise be the case, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to our trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

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

Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum bid price of $1.00 per share for our common stock and standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. In the past we have, from time to time, received written notification from the Nasdaq Stock Market informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Capital Market. There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on the Nasdaq Capital Market. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

•
the timing and results of clinical trials of LTI-03 and LTI-01;
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

We could be subject to securities class action litigation.

Our stock price has been and will likely continue to be volatile. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business.

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

Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the CARES Act, significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, the limitation of the deduction for net operating losses to 80% of current year taxable income for net operating losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or fifteen years (for expenditures attributable to foreign research).

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.

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

As of December 31, 2024, we had federal net operating loss carryforwards of $77.3 million, of which $2.9 million will, if not utilized, begin to expire in 2036. As of December 31, 2024, we had state net operating loss carryforwards of $18.8 million, which will, if not utilized, begin to expire in 2043. Our federal research and development tax credit carryforwards of $2.4 million will, if not utilized, begin to expire in 2035. We also have federal orphan drug tax credit carryforwards of $5.8 million which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses or tax credit carryforwards.

In addition, as described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition”, the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future.

Furthermore, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have experienced an ownership change in the past as a result of our acquisition of Lung, and determined that our ability to use certain historical tax attributes has been limited under Section 382 of the Code. Further changes in our stock ownership, some of which are outside of our control, could also result in ownership changes under Section 382 of the Code, further limiting our ability to utilize our tax attributes.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 27, 2025, we had 21,992,387 shares of common stock outstanding and 12,232 shares of our Series X non-voting convertible preferred stock, or Series X Preferred Stock, outstanding, which were convertible into 12,232,000 shares of common stock, subject to beneficial ownership limitations.

In connection with our October 2023 private placement, we filed a resale registration statement with the SEC covering the resale of the shares purchased by the purchasers in the private placement and shares issuable upon exercise of the warrants issued in the private placement. The shares subject to the resale registration statement no longer constitute restricted securities and may be sold freely in the public markets, subject to lapse on any related contractual restrictions related thereto of any purchaser and subject to volume limitations applicable to affiliates.

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

As of March 27, 2025, entities and individuals affiliated with Bios Partners, or collectively, the Bios Entities, beneficially owned 9.55% of our outstanding common stock. This ownership percentage does not, due to certain restrictions on conversion and exercisability, take into account the issuance of all shares of our common stock upon conversion of the Series X Preferred Stock or upon exercise of the warrants issued to the Bios Entities in our October 2023 private placement.

The Certificate of Designation for the Series X Preferred Stock provides that any holder of Series X Preferred Stock will not have a right to convert, subject to certain exceptions, the Series X Preferred Stock for our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would hold 19.99% of the total number of shares of our common stock then outstanding, subject to decrease upon written notice by the holder. Similarly, under the terms of the warrants a holder shall not have the right to exercise any portion of any warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates), would beneficially own in excess of a percentage elected by the holder up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the warrants. Assuming the conversion of all outstanding Series X Preferred Stock and the exercise of all outstanding warrants, options and any other rights to acquire our common stock, and without giving effect to the foregoing beneficial ownership limitations on Series X Preferred Stock and the warrants, the Bios Entities would, as of March 27, 2025, own 36.4% of our common stock on a fully diluted basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are a clinical stage biopharmaceutical company with no commercial operations or revenue streams and our sole business activity has been ongoing research into our drug therapies. We have certain processes for assessing, identifying and managing cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems, which are built into our overall risk management program. Our processes are designed to preserve the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Such processes include physical, procedural and technical safeguards, and response plans on our systems. We engage an external consultant to manage cybersecurity tooling and incident response, as well as general information technology, or IT, systems, which enhance our cybersecurity oversight. We consider the internal risk of oversight programs of the third-party consultant before engaging them in order to help protect us from any related vulnerabilities. As our company grows, we plan to expand our strategy for cybersecurity in alignment with nationally accepted standards.

Based on an assessment using the previously described cybersecurity risk management program, we do not believe that there are currently any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. We seek to address cybersecurity risks through a cross-functional approach.

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee, comprised of members with substantial experience in information technology governance and risk management, oversees our cybersecurity strategy. Our board of directors receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our executive officers are responsible for the day-to-day management of the material risks that we face. Our executive officers are led by a third-party consultant, who oversees company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The third-party consultant is advised by their Security Operations Center Manager with a variety of technical certifications, as well as extensive background in IT infrastructure, risk mitigation, and incident response planning.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers a range of timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security. The training and compliance program functions to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. Properties

On August 16, 2021, Lung entered into an operating lease agreement to rent approximately 6,455 square feet of office space for its corporate headquarters in Austin, Texas, beginning on October 1, 2021. The lease expired March 31, 2024, and we did not renew the lease. Following expiration of the lease, we are operating virtually, and expect to do so for the foreseeable future.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “RNTX” on the Nasdaq Capital Market and had been publicly traded since June 29, 2017. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 27, 2025, there were approximately 145 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

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

Overview and Recent Developments

We are a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. We currently have two product candidates in clinical development, LTI-03 and LTI-01, and multiple candidates in preclinical development focused on fibrosis indications. Our pipeline includes:

•
LTI-03, a peptide, for which we conducted a Phase 1b dose-ranging, placebo-controlled safety, tolerability, and pharmacodynamic biomarker activity trial in development for the treatment of Idiopathic Pulmonary Fibrosis, or IPF, that has demonstrated the ability to protect healthy lung epithelial cells and reduce pro-fibrotic signaling;
•
LTI-01, a proenzyme that completed a Phase 2a dose-ranging, placebo-controlled trial and a Phase 1b safety, tolerability and proof of mechanism trial in loculated pleural effusion, or LPE, patients, an indication that has no approved drug treatment; and
•
preclinical programs targeting cystic fibrosis and a peptide program focused on the Cav1 protein for systemic fibrosis indications.

In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $0.7 million in net proceeds from sales of common stock under our “at-the-market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition (as defined below) in 2023, and $17.7 million in net proceeds in connection with the issuance and sale of shares and accompanying warrants in our public offering in May 2024.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $62.9 million and $15.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $351.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations as well as the impairment loss on intangible assets identified in the fourth quarter of 2024. We expect to continue to incur operating losses for the foreseeable future.

As of December 31, 2024, we had cash and cash equivalents of $12.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our planned operating expense and capital expenditure requirements into August 2025. These funds are not sufficient to enable us to complete our planned Phase 2 clinical trial of LTI-03 and we will need to obtain additional funding prior to initiating the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

Exclusive Option Agreement with Advancium

On October 31, 2024, we entered into an exclusive option agreement, or the Option Agreement, with Advancium Health Network, or Advancium, for the sale of ALRN-6924, a clinical stage oncology agent that we were development prior to the Lung Acquisition (as defined below). During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid us a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, we will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

Equity Distribution Agreement

On July 26, 2024, we entered into an Equity Distribution Agreement with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. There have been no sales on the "at the market" offering through December 31, 2024, however, in January 2025, we issued and sold 317,772 shares of common stock for total net proceeds of $0.7 million.

Follow-on public offering

In May 2024, we completed an underwritten follow-on public offering, or the Offering, pursuant to which we issued and sold 4,273,505 shares of our common stock, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. We sold all of the Offering Shares and Offering Warrants. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant at a combined price of $4.35. Net proceeds from the Offering were $17.7 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants.

The Lung Acquisition

On October 31, 2023, we acquired Lung Therapeutics, Inc., or Lung, pursuant to an Agreement and Plan of Merger, or the Lung Acquisition Agreement. Following our acquisition of Lung, Lung became our wholly owned subsidiary, or the Lung Acquisition. Following the Lung Acquisition, the business conducted by Lung became the business primarily conducted by us and we shifted our operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications.

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

Immediately following the closing of the Lung Acquisition, we entered into the Purchase Agreement, with the Investors, led by Bio Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, and including Nantahala Capital, as well as additional undisclosed investors, pursuant to which we issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants to purchase up to an aggregate of 2,353,500 shares of common stock, or the PIPE Warrant Shares, for an aggregate purchase price of approximately $18.4 million, which included the conversion of certain convertible promissory notes in the aggregate principal amount of approximately $1.6 million issued by Lung to Bios Partners prior to the closing of the Lung Acquisition at a 10% discount to the per share price of the Series X Preferred Stock, or the PIPE Financing, and collectively with the Lung Acquisition, the Transactions. The PIPE Financing closed on November 2, 2023.

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

Components of Rein’s Results of Operations

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipated would be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Impairment Loss on Intangible Assets

Impairment loss on intangible assets was identified in the fourth quarter of 2024 when the carrying value of LTI-01 exceeded its fair value as of December 31, 2024.

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

Other income, net consists of the income recognized under the Option Agreement with Advancium, gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables summarize our results of operations for the years ended December 31, 2024 and 2023 in thousands:

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
	(in thousands)
Operating expenses:
Research and development	14,248	3,991	10,257
General and administrative	13,864	11,357	2,507
Impairment loss on intangible assets	37,000	—	37,000
Restructuring and Other Costs	—	928	(928)
Total operating expenses	65,112	16,276	48,836
Loss from operations	(65,112)	(16,276)	(48,836)
Other income, net	685	544	141
Income tax benefit	1,544	—	1,544
Net loss	$(62,883)	$(15,732)	$(47,151)

Research and Development Expenses

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Direct research and development services	$11,967	$2,406	$9,561
Employee related expenses	2,200	1,214	986
Professional fees for services	34	324	(290)
Facilities and other expenses	47	47	—
Total research and development expenses	$14,248	$3,991	$10,257

Research and development expenses for the year ended December 31, 2024 were $14.2 million, compared to $4.0 million for the year ended December 31, 2023. The increase of $10.3 million of research and development expenses was primarily a result of the termination of ALRN-6924 in 2023 and new clinical programs acquired as part of the Lung Acquisition in October 2023. During the year ended December 31, 2024, we incurred expenses of $5.9 million on clinical trials and preclinical studies, $5.5 million on manufacturing including $3.2 million write-offs due to the expiration of clinical materials and the temporary delay of clinical development of LTI-01, and $0.6 million on regulatory and development consulting as well as $2.2 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition. These programs and related activities were not included in our financial results for periods prior to the Lung Acquisition. There were $2.1 million on research and development expenses related to ALRN-6924 and $1.9 million on research and development expenses related to LTI-03, LTI-01 and other preclinical programs including $1.2 million on clinical trials and preclinical studies, $0.2 million on manufacturing, $0.1 million on regulatory and development consulting as well as $0.5 million on employee and related expenses during the year ended December 31, 2023.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2024	2023	(Decrease)
Employee related expenses	$5,465	$2,723	$2,742
Professional fees for services	6,257	7,053	(796)
Facilities and other expenses	2,142	1,581	561
Total general and administrative expenses	$13,864	$11,357	$2,507

General and administrative expenses were $13.9 million for the year ended December 31, 2024, compared to $11.4 million for the year ended December 31, 2023. The increase of $2.5 million in general and administrative expenses was primarily due to increased employee and related expenses of $2.7 million as a result of increased headcount associated with the Lung Acquisition and severance expense recognized due to departure of former employees, and increased facilities and other expenses of $0.6 million as a result of the Lung Acquisition, offset by a decrease of $0.8 million in professional fees as a result of no acquisition related events during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Impairment Loss on Intangible Assets

We incurred impairment loss on intangible assets of $37.0 million for the year ended December 31, 2024 in connection with the temporary delay of further clinical development of LTI-01 until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. There was no impairment loss on goodwill during the year ended December 31, 2024. There was no impairment loss on goodwill or intangible assets incurred during the year ended December 31, 2023.

Restructuring and Other Costs

There were no restructuring-related expenses incurred during the year ended December 31, 2024. We incurred restructuring-related charges of $0.9 million for the year ended December 31, 2023 in connection with our February 2023 restructuring. Restructuring-related charges were comprised of one-time termination costs in connection with the reduction-in-workforce, including severance, benefits, and related costs. All restructuring-related expenses were incurred and paid in 2023.

Other Income, net

Other income, net of $0.7 million for the year ended December 31, 2024 consisted of interest income of $0.4 million, investment accretion of $0.3 million, and other income of $0.1 million recognized from the Option Agreement with Advancium. Other income, net of $0.5 million for the year ended December 31, 2023 consisted of interest income of $0.4 million and investment accretion of $0.2 million. We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Income Taxes

As of December 31, 2024, we had federal and state net operating loss carryforwards of $77.3 million and $18.8 million, respectively, which begin to expire in 2036 and 2043, respectively. As of December 31, 2024, we also had federal research and development tax credit carryforwards of $2.4 million, which begin to expire in 2035. We also have federal orphan drug tax credit carryforwards of $5.8 million which begin to expire in 2039.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. As a result of the Lung Acquisition, the tax attributes have been limited under Section 382. We have reflected the reduction of these tax attributes within the income tax footnote at December 31, 2024 and 2023, respectively.

On October 31, 2023, we acquired, in accordance with the terms of the Lung Acquisition Agreement, the stock of Lung. In accordance with Accounting Standards Codification, or ASC, 805-740-25-3, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. We have computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. We will not have tax basis in intangible assets recorded as part of the purchase. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740-10-55-63 states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” As such, we have recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets.

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

As of December 31, 2024, we had cash and cash equivalents of $12.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2024 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into August 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Annual Report on Form 10-K for risks associated with our substantial capital requirements.

To date, we have funded our operations through sales of common stock in our initial public offering, sales of common stock and warrants in follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of preferred stock prior to our initial public offering, payments received under a collaboration agreement, sales of common stock, preferred stock and warrants in connection with the Lung Acquisition and the PIPE Financing and sales of common stock upon option exercises.

In July 2024, we entered into an Equity Distribution Agreement with Citizens JMP, as agent and/or principal, under which we may offer and sell up to $50.0 million of our common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of our common stock held by non-affiliates. As of March 27, 2025, the aggregate market value of our outstanding shares of common stock held by non-affiliates was approximately $35.2 million, which was calculated based on 19,889,930 shares held by non-affiliates on such date and a price per share of $1.77, which was the closing price of our common stock on the Nasdaq Capital Market on March 27, 2025. We therefore are limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75.0 million.

We did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024. In January 2025, we issued and sold 317,772 shares of common stock for total net proceeds of $0.7 million. Upon entry into the Equity Distribution Agreement, we terminated our prior “at the market offering” pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and William Blair & Company, L.L.C. At the time of termination, we had not sold any shares under the sales agreement prospectus related to the prior sales agreement.

In May 2024, we completed the Offering as described above. We received net proceeds of $17.7 million from the Offering, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(22,291)	$(19,808)
Cash provided by investing activities	—	16,196
Cash provided by financing activities	17,818	15,794
Effect of exchange rate changes on cash and cash equivalents	—	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,473)	$12,119

Operating Activities

During the year ended December 31, 2024, operating activities used $22.3 million of cash, primarily resulting from our net loss of $62.9 million partially offset by a change in operating assets and liabilities of $2.4 million and non-cash charges of $38.2 million. Non-cash charges resulted primarily from impairment loss on intangible assets of $37.0 million and stock-based compensation expense of $1.1 million. Changes in our operating assets and liabilities during the year ended December 31, 2024 consisted primarily of a decrease of $2.2 million in other assets, and an increase of $1.7 million in accrued expenses and other current liabilities, offset by a decrease of $1.6 million in deferred tax liabilities due to the reduction in the carrying value of our intangible assets.

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

Investing Activities

During the year ended December 31, 2024, no cash was provided by investing activities.

During the year ended December 31, 2023, investing activities provided $16.2 million of cash. We received $16.3 million of proceeds from the maturities of investments, offset by $0.1 million of cash and cash equivalents from the Lung Acquisition.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $17.8 million primarily due to the Offering in May 2024.

During the year ended December 31, 2023, net cash provided by financing activities was $15.8 million due to the proceeds of $15.8 million from the PIPE Financing in October 2023.

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

As of December 31, 2024, we had cash and cash equivalents of $12.9 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into August 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability is dependent on our ability to raise additional capital to finance our operations. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023 and in the periods presented, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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
•
contract research organizations, or CROs, in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;

•
investigative sites or other service providers in connection with clinical trials; and
•
contract manufacturing organization, or CMOs, or other vendors in connection with the production of preclinical and clinical trial materials.

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

Impairment on Indefinite-lived Intangible Assets

We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually. The fair value of reporting unit was determined using the income approach with a reconciliation to market capitalization. The fair value of intangible assets was determined using multi-period excess earning method and using Level 3 inputs, which included estimates of forecasted cash flows for each candidate.

Impairment is assessed by comparing the carrying value of the asset to its recoverable amount, which is determined as the higher of its fair value less costs to sell and its value in use. The value in use is estimated based on discounted future cash flows derived from assumptions regarding revenue growth, operating margins, discount rates, and market conditions. These estimates require significant management judgment and are subject to inherent uncertainties.

Key assumptions used in impairment testing include:

•
Projected cash flows: Based on historical trends, market analysis, and business forecasts.
•
Discount rate: Reflecting the risk-adjusted cost of capital applicable to the asset or cash-generating unit.
•
Growth rate: Used for terminal value calculations, based on long-term industry outlook and economic conditions.
•
Market conditions: Including competitive landscape, industry trends, and macroeconomic factors.

Changes in these assumptions, particularly in discount rates or expected future cash flows, could result in significant adjustments to the impairment calculation and may lead to impairment losses recognized in the financial statements.

During the year ended December 31, 2024, we conducted an impairment assessment and determined that an impairment loss of $37.0 million was recognized for our LTI-01 intangible asset in connection with the temporary delay of further clinical development of LTI-01 until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

Management continues to monitor these estimates and will adjust them as necessary to reflect changing economic conditions and business performance.

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

Contractual Obligations

Our wholly owned subsidiary, Lung, leased a facility containing 6,455 square feet of office space located at 3801 S. Capital of Texas Hwy, Suite 330, Austin, Texas, which expired on March 31, 2024. We did not renew the lease. Following expiration of the lease, we are operating virtually, and expect to do so for the foreseeable future.

Our remaining contractual rent commitment under this lease was $0 million and less than $0.1 million as of December 31, 2024 and December 31, 2023, respectively. For a description of our lease obligations, refer to Note 14 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. For so long as we continue to be a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, because of the identified material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weaknesses discussed below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for the Lung Acquisition, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition.

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
•
Engaged a third-party to assist in assessing the design and implementation of controls and develop remediation plans for identified control gaps related to our timely preparation and review of account reconciliations, financial statements and supporting schedules.
•
Reported regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

In addition to implementing and executing the aforementioned activities, the following activities are expected to be completed in fiscal year 2025:

•
Continue to reassess staffing and add additional resources, as required, with the requisite technical accounting experience and training, to further allow for segregation of duties and to support our system of internal control.
•
Implement remediation plans for identified control design and implementation gaps.
•
Define user roles within our ERP system to ensure proper segregation of duties within our accounting systems.
•
Perform testing of operating effectiveness of identified controls over financial reporting including IT General Controls.
•
As needed, we will also supplement our internal resources with additional third-party resources to enhance our corporate oversight and monitoring over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability.

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fourth quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors & Media — Governance” section of our website, www.reintx.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(a)
Financial Statements. The following documents are included on pages F4-F35 attached hereto and are filed as part of this Annual Report on Form 10-K:
(b)
Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)
Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index below. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated October 31, 2023, by and among Aileron Therapeutics, Inc., AT Merger Sub I, Inc., AT Merger Sub II, LLC and Lung Therapeutics, Inc.	8-K	10/31/2023	2.1

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022	8-K	11/10/2022	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of February, 29, 2024	10-K	4/15/2024	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of January 10, 2025	8-K	1/10/2025	3.1

3.5	Amended and Restated By-laws of the Registrant	8-K	1/10/2025	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	4/15/2024	4.2

4.3	Certificate of Designation of Series X Non-Voting Convertible Preferred Stock	8-K	10/31/2023	3.1

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Stock and Warrant Purchase Agreement	8-K	10/31/2023	4.1

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	Aileron Therapeutics, Inc. 2021 Stock Incentive Plan, as amended	10-K	4/15/2024	10.11

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.15*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.16*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.17	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.18	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.19	Equity Distribution Agreement, dated July 26, 2024, by and between Aileron Therapeutics, Inc. and Citizens JMP Securities, LLC	8-K	7/26/2024	1.1

10.20*	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.2

10.21	Waiver Under Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	10-Q	10/13/2023	10.1

10.22#	Stock and Warrant Purchase Agreement, dated as of October 31, 2023, by and among Aileron Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	10/31/2023	10.1

10.23	Form of Registration Rights Agreement, by and among Aileron Therapeutics, Inc. and certain purchasers named therein	8-K	10/31/2023	10.2

10.24*	Executive Employment Agreement, dated as of February 1, 2014, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D., as amended	8-K	10/31/2023	10.3

10.25*	Letter Agreement, dated as of February 11, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.4

10.26*	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.5

10.27+#	Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd.	8-K	1/25/2024	10.1

10.28+	Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017.	8-K	1/25/2024	10.2

10.29+	Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023.	8-K	1/25/2024	10.3

10.30+	Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development.	8-K	1/25/2024	10.4

10.31+	License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C.	8-K	1/25/2024	10.5

10.32*	Lung Therapeutics, Inc.2013 Long-Term Incentive Plan, as amended	10-K	4/15/2024	10.42

19.1*	Aileron Insider Trading Policy				X

21.1	Subsidiaries of Rein Therapeutics, Inc.	10-K	4/15/2024	21.1

23.1	Consent of Marcum LLP, independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Aileron Therapeutics, Inc. Compensation Recovery Policy	10-K	4/15/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Rein Therapeutics, Inc.

Date: April 7, 2025	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Brian Windsor, Ph.D. and Timothy M. Cunningham, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Windsor, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	April 7, 2025
Brian Windsor, Ph.D.

/s/ Timothy M. Cunningham	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	April 7, 2025
Timothy M. Cunningham

/s/ Josef H. Von Rickenbach	Chairman of the Board of Directors	April 7, 2025
Josef H. Von Rickenbach

/s/ Manuel C. Aivado	Director	April 7, 2025
Manuel C. Aivado, M.D. Ph. D.

/s/ Reinhard J. Ambros, Ph.D.	Director	April 7, 2025
Reinhard J. Ambros, Ph.D.

/s/ William C. Fairey	Director	April 7, 2025
William C. Fairey

/s/ Alan Musso	Director	April 7, 2025
Alan Musso

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rein Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rein Therapeutics Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and expects to continue to incur operating losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessment

Critical Audit Matter Description

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated balances of Goodwill and In-process Research and Development (“IPR&D”) indefinite-lived intangible assets were $6.3 million and $42.2 million, respectively, as of December 31, 2024. The Company reviews goodwill for impairment at least annually or more frequently if events or circumstances indicate the carrying value at the reporting unit level might exceed its fair value. The IPR&D indefinite-lived intangibles are tested annually for impairment, or more frequently if events or circumstances indicate it is more likely than not the fair value is less than their carrying value. The Company estimated the fair value of its reporting unit using an income approach. The Company estimated the fair value of certain IPR&D assets using a multi period excess earnings model. The Company performed impairment analyses for IPR&D and Goodwill, which resulted in an impairment charge of $37 million relating to the IPR&D and no impairment relating to Goodwill.

The principal consideration, for our determination that the evaluation of the fair values of the indefinite-lived intangible assets and the Company’s reporting unit, as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions.

The key assumptions used in the determination of the fair value of the reporting unit include estimates of future cash flows and the discount rate applicable to those future cash flow periods. The key assumptions used in the determination of the fair value of certain IPR&D assets include estimates of future cash flows, the probability of success in various phases of its development programs, the discount rate applicable to those future cash flow periods, the tax rate and the timing of regulatory approval. Changes to these key assumptions could have a significant impact on the measurement of the fair value of the reporting unit and certain IPR&D. Auditing management’s valuation methods and these assumptions involve especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of the fair values of goodwill and indefinite-lived intangible assets included the following, among others:

• We evaluated the reasonableness of the valuation analysis from management and the third-party specialist engaged by management.

• We assessed the qualifications and competence of management and the third-party specialist.

• We evaluated the methodologies used to determine the fair values of the indefinite-lived intangible assets and goodwill.

• We tested the assumptions used to estimate the fair values, which included key assumptions such as the estimates of future cash flows, the probability of success in various phases of its development programs, the discount rate applicable to those future cash flow periods, the tax rate, and the timing of regulatory approval.

• We assessed the reasonableness of management’s forecast of estimated future cash flows by inquiring with management to understand how the forecast was developed and comparing the projections to external sources including industry trends and data and peer companies’ historical data.

• We involved our internal valuation specialist who assisted in (i) evaluating the reasonableness of valuation methods, (ii) testing the mathematical accuracy of the Company’s calculations, (iii) evaluating the reasonableness of the implied control premium; and (iv) evaluating the reasonableness of the significant assumptions to the models, including the discount rate applied to future cash flows.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

New York, New York

April 7, 2025

REIN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,865	$17,313
Prepaid expenses and other current assets	792	882
Restricted cash	—	25
Operating lease, right-of-use asset, current portion	—	46
Total current assets	13,657	18,266
Property and equipment, net	1	19
Goodwill	6,330	6,330
Intangible assets	42,200	79,200
Other non-current assets	2	2,193
Total assets	$62,190	$106,008
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$911	$1,190
Accrued expenses and other current liabilities	4,838	3,147
Operating lease liabilities, current portion	—	48
Total current liabilities	5,749	4,385
Deferred tax liability	1,772	3,326
Other long-term liability	277	—
Total liabilities	7,798	7,711
Commitments and contingencies (Note 14)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2024 and at December 31, 2023; 24,610 shares issued and 12,232 shares outstanding at December 31, 2024 and 24,610 shares issued and outstanding at December 31, 2023	45,005	91,410
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2024 and 45,000,000 at December 31, 2023; 21,666,012 shares and 4,885,512 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	108	91
Additional paid-in capital	360,697	295,376
Accumulated other comprehensive loss	(18)	(63)
Accumulated deficit	(351,400)	(288,517)
Total liabilities, convertible preferred stock and stockholders’ equity	$62,190	$106,008

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Research and development	14,248	3,991
General and administrative	13,864	11,357
Impairment loss on intangible assets	37,000	—
Restructuring and other costs	—	928
Total operating expenses	65,112	16,276
Loss from operations	(65,112)	(16,276)
Other income, net	685	544
Income tax benefit	1,544	—
Net loss	$(62,883)	$(15,732)
Net loss per share—basic and diluted	$(3.51)	$(3.42)
Weighted average common shares outstanding—basic and diluted	17,938,899	4,598,715
Comprehensive loss:
Net loss	$(62,883)	$(15,732)
Other comprehensive gain (loss):
Unrealized gain on investments, net of tax of $0	45	48
Foreign currency translation adjustments	—	(63)
Total other comprehensive gain (loss)	45	(15)
Total comprehensive loss	$(62,838)	$(15,747)

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2022	—	$—	4,541,167	$91	$291,365	$(48)	$(272,785)	$18,623
Issuance of common stock in connection with business acquisition	—	—	344,345	—	403	—	—	403
Issuance of Series X preferred stock in connection with business acquisition	19,903	74,615	—	—	—	—	—	74,615
Stock options assumed in connection with business acquisition	—	—	—	—	1,050	—	—	1,050
Common stock warrants assumed in connection with business acquisition	—	—	—	—	627	—	—	627
Issuance of Series X preferred stock in connection with the Financing, net of issuance costs of $855	4,707	16,795	—	—	—	—	—	16,795
Issuance of common stock warrants in connection with the Financing, net of issuance costs of $38	—	—	—	—	741	—	—	741
Stock-based compensation expense	—	—	—	—	1,190	—	—	1,190
Unrealized gain on short-term investments	—	—	—	—	—	48	—	48
Foreign currency translation adjustments	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(15,732)	(15,732)
Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(12,378)	(46,405)	12,378,000	12	46,392	—	—	(1)
Issuance of common stock			4,273,505	4	10,933	—	—	10,937
Issuance of warrants			—	—	7,225	—	—	7,225
Issuance cost in connection with the Offering			—	—	(488)	—	—	(488)
Stock-based compensation expense	—	—	—	—	1,117	—	—	1,117
Exercises of stock options			128,995	1	142			143
Unrealized gain on investments						45		45
Net loss	—	—	—	—	—	—	(62,883)	(62,883)
Balance at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,883)	$(15,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63	119
Net amortization of premiums and discounts on investments	—	32
Stock-based compensation expense	1,117	1,190
Gain on sale of property and equipment	—	(42)
Impairment loss on intangible assets	37,000	—
Loss on disposition of property and equipment	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	134	51
Other assets	2,191	(3)
Accounts payable	(279)	(4,982)
Operating lease liabilities	(48)	(65)
Accrued expenses and other current liabilities	1,691	(382)
Other long-term liabilities	277	—
Deferred tax liabilities	(1,554)	—
Net cash used in operating activities	(22,291)	(19,808)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	42
Proceeds from sales or maturities of investments	—	16,250
Acquisition, net of cash acquired	—	(96)
Net cash provided by investing activities	—	16,196
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	10,645	—
Proceeds from issuance of common stock in connection with stock option exercises	143	—
Proceeds from issuance of warrants, net of offering costs	7,030	—
Proceeds from the PIPE Financing	—	15,794
Net cash provided by financing activities	17,818	15,794
Effect of exchange rate changes on cash and cash equivalents	—	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,473)	12,119
Cash, cash equivalents and restricted cash at beginning of year	17,338	5,219
Cash, cash equivalents and restricted cash at end of year	$12,865	$17,338

Cash and cash equivalents at end of year	$12,865	$17,313
Restricted cash at end of year	—	25
Cash, cash equivalents and restricted cash at end of year	$12,865	$17,338

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series X non-voting convertible preferred stock into common stock shares	$46,405	$—
Unrealized gain on short-term investments	$—	$48
Fair value of common shares issued in the Lung Acquisition	$—	$403
Fair value of Series X Preferred Stock issued in the Lung Acquisition	$—	$74,615
Fair value of options assumed in the Lung Acquisition	$—	$1,050
Fair value of warrants assumed in the Lung Acquisition	$—	$627

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

On January 10, 2025, Aileron Therapeutics, Inc., or Aileron, amended its Restated Certificate of Incorporation, as amended, to effect a change of the Company’s name from “Aileron Therapeutics, Inc.” to “Rein Therapeutics, Inc.” (“Rein” or the “Company”). The name change became effective at 4:00 p.m. Eastern Time on January 10, 2025.

The Board of Directors of the Company, or the Board, approved the name change pursuant to Section 242 of the General Corporation Law of the State of Delaware. The name change does not affect the rights of the Company’s stockholders, and there were no other changes to the Certificate of Incorporation. A copy of the certificate of amendment to the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to affect the name change was filed with the Securities and Exchange Commission, or the SEC.

In connection with the name change, the Board also approved an amendment and restatement of the Company’s Amended and Restated Bylaws solely to reflect the name change (as amended and restated, the “Amended and Restated Bylaws”) effective as of January 10, 2025. A copy of the Amended and Restated Bylaws was filed with the SEC.

Aileron Therapeutics, Inc. was a clinical stage chemoprotection oncology company. Aileron's product candidate, ALRN-6924, was a MDM2/MDMX dual inhibitor that leverages its proprietary peptide drug technology. In February 2023, Aileron decided to terminate further development of ALRN-6924. On October 31, 2024, Aileron entered into an exclusive option agreement with Advancium Health Network, or Advancium, for the sale of ALRN-6924.

The Company is a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of fibrosis indications with no approved or limited effective treatments. The Company currently has two product candidates in clinical development, LTI-03 and LTI-01, and multiple candidates in preclinical development focused on fibrosis indications.

On October 31, 2023, the Company acquired Lung Therapeutics, Inc., or Lung Therapeutics or Lung, pursuant to an Agreement and Plan of Merger, dated October 31, 2023, or the Lung Acquisition Agreement, by and among the Company, AT Merger Sub I, Inc., a Delaware corporation and its wholly owned subsidiary, or the First Merger Sub, AT Merger Sub II, LLC, a Delaware limited liability company and its wholly owned subsidiary, or the Second Merger Sub, and Lung. Pursuant to the Lung Acquisition Agreement, First Merger Sub merged with and into Lung, pursuant to which Lung was the surviving entity and became its wholly owned subsidiary, or the First Merger. Immediately following the First Merger, Lung merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity, such merger, together with the First Merger, the Lung Acquisition. Lung was incorporated on November 13, 2012 under the laws of the state of Texas. Its principal offices are in Austin, Texas. Following the Lung Acquisition, the Company shifted its operating disease focus to advancing a pipeline of first-in-class medicines to address significant unmet medical needs in orphan pulmonary and fibrosis indications with the potential to greatly improve patient outcomes over currently available treatments. Following expiration of the lease on March 31, 2024, Rein currently operates and expects to operate virtually for the foreseeable future.

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations. The Company’s lead product candidate, LTI-03, is being developed for the treatment of Idiopathic Pulmonary Fibrosis, or IPF, and has completed a healthy volunteer Phase 1a clinical trial and has conducted a Phase 1b clinical trial in IPF patients. The Company’s second product candidate, LTI-01, is in development for loculated pleural effusion, or LPE. The Company has completed Phase 1b and Phase 2a clinical trials in LPE patients.

Liquidity and Going Concern

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the consolidated financial statements are issued.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2024, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $131,211 from sales of preferred stock prior to its initial public offering, or IPO, $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, and $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024. As of December 31, 2024, the Company had $12,865 in cash and cash equivalents.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. As of December 31, 2024, none of the Offering Warrants had been exercised.

On July 26, 2024, the Company entered into an Equity Distribution Agreement with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company may offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. There have been no sales on the “at the market” offering through December 31, 2024. Refer to Note 17 for sales on the “at the market” offering subsequent to the consolidated balance sheet date.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $12,865 as of December 31, 2024 will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $62,883 and $15,732 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $351,400. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. Management expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and as amended by ASUs of the Financial Accounting Standards Board, or FASB.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lung Therapeutics, LLC, Lung Therapeutics Australia Pty Ltd, and Lung Therapeutics Limited. Lung Therapeutics Limited is currently inactive. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the prepaid research and development expenses, valuation of intangibles and goodwill, the valuation of warrants, and the value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at the acquisition date to be cash equivalents. The Company’s cash equivalents are comprised of funds held in money market accounts and treasury bills account and are measured at fair value on a recurring basis.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. ASC 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Leases

The Company accounts for leases under ASC Topic 842, Leases, or ASC 842. Under ASC 842, at inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or financing leases. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Company’s consolidated balance sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If a lease does not provide information to determine an implicit interest rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Right-of-use, or ROU, assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease payments are expensed using the straight-line method as a general and administrative expense over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. The Company has elected to apply the practical short-term expedient to leases with a lease term of 12 months or less, which does not subject the leases to capitalization.

The Company had an operating lease of office space. The lease expired March 31, 2024, and the Company did not renew the lease. Following expiration of the lease, the Company is operating virtually, and expects to do so for the foreseeable future.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. The Company's indefinite-lived intangible assets, which consist of in-process research and development, or IPR&D, acquired in the Lung Acquisition were recorded at fair value on their acquisition date. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of December 31 or more frequently if events or circumstances indicate a potential impairment. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles Goodwill and Other, and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are deductible for tax purposes.

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

In the fourth quarter of 2024, the Company recorded an impairment loss on intangible assets of $37,000. For additional details regarding goodwill and intangible assets, refer to Note 6.

Series X Convertible Preferred Stock

The Company has classified its Series X convertible preferred stock, referred to as Series X Preferred Stock, as temporary equity in the accompanying consolidated balance sheets due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company as holders of the Series X Preferred Stock could cause redemption of the shares in these situations. The Company did not accrete the carrying values of the preferred stock to the redemption values since a liquidation event was not considered probable as of December 31, 2024. Subsequent adjustments of the carrying values to the ultimate redemption values will be made only when it becomes probable that such a liquidation event will occur.

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

The Company classifies share-based compensation expenses in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified, either to general and administrative expenses or research and development expenses.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility using a combination of its own historical stock price volatility and the historical volatilities of a group of peer companies in its industry with similar market characteristics. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The quoted market price of the Company’s common stock is used to estimate the fair value of the stock-based awards at grant date.

Restructuring and Other Costs

The Company incurred restructuring-related charges of $928 for the year ended December 31, 2023 relating to the Company's decision to terminate its Phase 1b breast cancer trial of ALRN-6924 and further development of ALRN-6924. One-time termination costs were in connection with the reduction-in-workforce, including severance, benefits, and related costs. The Company paid all restructuring-related charges during the year ended December 31, 2023.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022, or IR Act, was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury, or Treasury, has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any private investment in public equity, or the PIPE, or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, or CEO. The Company operates and manages its business as a single operating and reportable segment on a consolidated basis, which is consistent with how its CODM reviews financial performance and allocates resources.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s other comprehensive loss in all periods presented includes unrealized gains (losses) on available-for-sale investments and foreign currency translation adjustments.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting loss per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, Series X non-voting convertible preferred stock, outstanding options and warrants to purchase common stock are considered potentially dilutive securities.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. On January 1, 2023, the Company adopted this ASU. The Company has evaluated the impact of the new requirements and prepared the required disclosures. Refer to Note 2 for the Company's segment reporting accounting policy and Note 15 for a summary of the segment loss, including significant segment expenses.

Accounting Pronouncements Not Yet Adopted

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, Income Statement—Reporting Comprehensive Income: Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. The ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in ASU 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The amendments apply to all public business entities. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

3. Business Acquisition

On October 31, 2023, the Company acquired 100% of Lung, pursuant to the Lung Acquisition Agreement. At the closing of the Lung Acquisition, the Company issued to the stockholders of Lung 344,345 shares of its common stock (excluding 221 fractional shares from the total 344,566 shares pursuant to the Lung Acquisition Agreement) and 19,903 shares of its newly designated Series X non-voting convertible preferred stock, or the Series X Preferred Stock, (excluding 238 fractional shares from the total 20,141 shares pursuant to the Lung Acquisition Agreement). Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock. The Company paid $290 cash in lieu of fractional shares of both common stock and Series X Preferred Stock. In addition, the Company assumed all of Lung’s stock options (1,780,459) and all warrants (726,437) exercisable for Lung common stock immediately outstanding prior to the closing of the Lung Acquisition, each subject to adjustment pursuant to the terms of the Lung Acquisition Agreement.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, the Company entered into a Stock and Warrant Purchase Agreement, or the Purchase Agreement, with a group of accredited investors, pursuant to which the Company issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants, or the PIPE Warrants, to purchase up to an aggregate of 2,353,500 shares of the Company’s common stock, or the PIPE Warrant Shares, for an aggregate purchase price of approximately $18,429, which included the conversion of certain convertible promissory notes in the aggregate principal amount of $1,553 issued by Lung to Bios Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, at a 10% discount to the per share price of the Series X Preferred Stock (collectively, the “PIPE Financing”). The PIPE Financing closed on November 2, 2023. Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock.

The net proceeds from the Financing of approximately $17,536 are expected to be used to advance Rein’s clinical development pipeline, business development activities, working capital and other general corporate purposes.

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

At the 2023 annual meeting of stockholders, or the 2023 Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, subject to then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock.

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,539	$—	$—	$2,539
Treasury bills	8,341	—	—	8,341
	$10,880	$—	$—	$10,880

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,322	$—	$—	$10,322
	$10,322	$—	$—	$10,322

During the years ended December 31, 2024 and 2023, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid research and development	$116	$207
Other current assets	676	675
Total prepaid expenses and other current assets	$792	$882

6. Goodwill and Indefinite-Lived Intangible Assets

In the fourth quarter of 2024, the Company determined that the temporary delay of further clinical development of LTI-01 until additional funds are raised may not be a short-term measure. The assessment of recoverability and impairment was performed at the individual indefinite-lived intangible asset level. The Company concluded that the fair value of the LTI-01 was less than its carrying value and recognized an impairment loss for this asset of approximately $37,000. This impairment charge is classified within impairment loss on intangible assets in the consolidated statements of operations and comprehensive loss. The fair value of intangible assets was determined using multi-period excess earning method and using Level 3 inputs, which included estimates of forecasted cash flows for each candidate.

The Company performed an impairment assessment of its goodwill, both qualitatively and quantitatively, and concluded that the fair value of goodwill exceeds its carrying value and there were no qualitative factors that would have triggered impairment, therefore no goodwill impairment was recognized as of December 31, 2024. The fair value of reporting unit was determined using the income approach with a reconciliation to market capitalization.

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31, 2024	December 31, 2023
Goodwill	$6,330	$6,330
Indefinite-lived intangible assets	42,200	79,200
	$48,530	$85,530

7. Other Assets

Other assets consisted of the following:

	December 31, 2024	December 31, 2023
Non-current prepaid research and development	$—	$2,140
Other assets	2	53
Total other non-current assets	$2	$2,193

The non-current prepaid research and development asset was fully expensed during the year ended December 31, 2024 due to the temporary delay of clinical development of LTI-01.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
External research and development services	$2,720	$1,110
Payroll and payroll-related costs	1,474	1,178
Professional fees	522	653
Other	122	206
Total accrued expenses and other current liabilities	$4,838	$3,147

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding. As of December 31, 2023, 24,610 shares of Series X Preferred Stock were issued and outstanding.

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

At the 2023 Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of December 31, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

The Company evaluated the Series X Preferred Stock for liability classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 480, and determined that equity treatment was appropriate because the Series X Preferred Stock did not meet the definition of the liability instruments. Specifically, the Series X Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. The Company determined that the Series X Preferred Stock would be recorded as temporary equity, based on the guidance of ASC 480, given that it is contingently redeemable.

Each share of Series X Preferred Stock is convertible into 1,000 shares of Common Stock. The preferences, rights, and limitations initially applicable to the Series X Preferred Stock are set forth in the Certificate of Designation of Series X Non-Voting Convertible Preferred Stock, or the Certificate of Designation.

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

10. Common Stock

On February 28, 2024, the Company held the 2023 Annual Meeting, at which the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock of the Company from 45,000,000 to 100,000,000 shares. The Company filed the Certificate of Amendment to implement the increase in the number of authorized shares, which was effective upon filing, with the Secretary of State of the State of Delaware on February 28, 2024. The additional shares of common stock authorized by the Certificate of Amendment have rights identical to the Company’s currently outstanding common stock. As of December 31, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 and 45,000,000 shares of common stock, respectively, par value $0.001 per share.

As of December 31, 2024, the Company had 21,666,012 shares of common stock issued and outstanding. As of December 31, 2023, the Company had 4,885,512 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of December 31, 2024 and December 31, 2023, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

On July 26, 2024, the Company entered into an Equity Distribution Agreement with Citizens JMP, as agent and/or principal, under which the Company may offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP. Sales of common stock through or to Citizens JMP may be made by any method that is deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024. Refer to Note 18 for sales on the “at the market” offering subsequent to the consolidated balance sheet date.

In May 2024, the Company completed the Offering pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock and accompanying warrants to purchase 4,273,505 shares of common stock. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share and accompanying Offering Warrant at a combined price of $4.35. Net proceeds from the Offering were approximately $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

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

The Company has assessed the Offering Warrants for appropriate equity or liability classification and determined the Offering Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, or ASC

815. The Offering Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Offering Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Offering Warrants were initially recognized at their relative fair value in the amount of $8.0 million at the time of issuance determined using Black-Scholes option-pricing model and will not be remeasured.

The following assumptions were used to perform the Offering Warrants valuation:

May 3,
2024
Risk-free interest rate	4.6%
Expected term (in years)	3.0
Expected volatility	113.5%
Expected dividend yield	0%
Stock price	$3.76
Exercise price	$4.68

At the 2023 Annual Meeting, the Company’s stockholders also approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock.

On October 31, 2023, Aileron acquired Lung. Under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, Aileron issued to the stockholders of Lung 344,345 shares of common stock and 19,903 shares of Series X Preferred Stock.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, the Company entered into the Purchase Agreement with a group of accredited investors, pursuant to which the Company issued and sold an aggregate of 4,707 shares of Series X Preferred Stock and PIPE Warrants to purchase up to an aggregate of 2,353,500 shares of the Company’s common stock. Refer to Note 3 for more details on the PIPE Financing in connection with the Purchase Agreement. The exercise price of the PIPE Warrants is $4.89 per share, subject to certain price and share adjustments, including for stock splits, stock dividends, recapitalizations, subdivisions, combinations, reclassifications, noncash distributions, and cash dividends. The PIPE Warrants are exercisable on or prior to May 2, 2027. Payment for the PIPE Warrant Shares upon exercise of the PIPE Warrants may be (i) in cash or (ii) in the event that there is no registration statement available for the resale of the PIPE Warrant Shares, by cashless exercise.

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

As of December 31, 2024, 21,666,012 shares of common stock were issued and outstanding, no shares were held in treasury, and 24,610 shares of Series X Preferred Stock had been issued, of which 12,232 shares of Series X Preferred Stock remained outstanding. In addition, as of December 31, 2024, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,169,468 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
2,330,256 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 ESPP (as defined below), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
7,353,442 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 2,353,500 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, and (iii) warrants to purchase 4,273,505 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027.

Accordingly, as of December 31, 2024, out of the 100,000,000 shares of common stock presently authorized, 46,995,678 shares are issued and outstanding or reserved for issuance and 53,004,322 shares of common stock remain available for future issuance.

11. Compensation

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. The Company provides an employer match, which is 100% of employee deferrals up to the first 3% of compensation for the period and 50% of the next 2% of compensation for the period and is immediately vested. The Company made matching contributions in the amount of $101 and $47 for the years ended December 31, 2024 and 2023, respectively.

12. Stock-Based Awards

As of December 31, 2024, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of December 31, 2024, the Company had 6,693 shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan, and 1,477,679 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of December 31, 2024.

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

2021 Stock Incentive Plan

The Company’s 2021 Plan was approved by the Company’s stockholders on June 15, 2021 and became effective on June 16, 2021. At the 2023 Annual Meeting, the stockholders of the Company approved an amendment, or the Plan Amendment, to the 2021 Plan to increase the number of shares of common stock issuable under the 2021 Plan by 3,000,000 shares to 3,840,254. Other than increasing the number of shares issuable under the 2021 Plan, the Plan Amendment does not make any changes to the 2021 Plan.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of December 31, 2024, of which 2,330,256 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of December 31, 2024, the Company had 1,477,679 shares to be issued upon exercise of outstanding options under the 2021 Plan.

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

2017 Employee Stock Purchase Plan

On June 16, 2017, the Company’s stockholders approved the 2017 ESPP, which became effective on June 28, 2017. Under the 2017 ESPP, the number of shares of common stock that may be issued under the 2017 ESPP will automatically increase on each January 1, beginning with the fiscal year ended December 31, 2018 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 31,120 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s Board. On January 1, 2023 and January 1, 2024, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision. 7,500 shares remained available for future issuance under the 2017 ESPP as of December 31, 2024.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of December 31, 2024, 1,578,164 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted during the years ended December 31, 2024 and 2023 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.1%	4.9%
Expected term (in years)	6.0	4.0
Expected volatility	111.9%	94.4%
Expected dividend rate	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,212,102	$7.42	6.0	$2,905
Granted	1,223,575	2.90	—	—
Exercised	(128,995)	1.11	—	354
Forfeited/Canceled	(51,971)	2.26	—	—
Expired	(85,243)	29.46	—	—
Outstanding at December 31, 2024	3,169,468	$5.41	7.0	$1,605

Options exercisable at December 31, 2024	2,059,025	$6.79	5.6	$1,524
Options vested and expected to vest at December 31, 2024	3,120,812	$5.45	7.0	$1,600
Options exercisable at December 31, 2023	1,882,191	$7.46	5.8	$2,631
Options vested and expected to vest at December 31, 2023	2,209,420	$7.41	6.0	$2,904

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2024 was $2.46. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2023 was $0.80.

The aggregate fair value of stock options that vested during the years ended December 31, 2024 and 2023, was $1,520 and $1,191, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was $354. There were no stock options exercised during the year ended December 31, 2023.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Research and development expenses	$162	$277
General and administrative expenses	955	913
Total stock-based compensation expense	$1,117	$1,190

As of December 31, 2024, the Company had an aggregate of $2,505 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.28 years. As of December 31, 2023, the Company had an aggregate of $1,702 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 1.73 years.

On March 11, 2024, the Company and Manuel C. Alves-Aivado, M.D., Ph.D., agreed that his employment with the Company would cease and he would resign from his position as Chief Executive Officer, or CEO, of the Company, effective as of March 11, 2024. Dr. Aivado remains a member of the Company’s Board. Dr. Aivado’s resignation from the Company was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. As a non-employee director, following the separation date, Dr. Aivado will be compensated in accordance with the terms of the Company’s non-employee director compensation program. In addition, Dr. Aivado will continue to vest in all unvested stock option awards pursuant to the amended vesting terms. The resignation of Dr. Aivado as CEO was considered a significant reduction in service and his original awards were deemed to have been modified and accounted for as a Type III modification with no material effect on these consolidated financial statements.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(62,883)	$(15,732)
Denominator:
Weighted average common shares outstanding—basic and diluted	17,938,899	4,598,715
Net loss per share attributable to common stockholders—basic and diluted	$(3.51)	$(3.42)

The Company’s potential dilutive securities, which include stock options as of December 31, 2024 and 2023, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	3,169,468	2,212,102
Warrants to issue shares of common stock	7,353,442	3,726,696
Series X Preferred Stock issued and outstanding, as converted	12,232,000	24,610,000
Total	22,754,910	30,548,798

14. Commitments and Contingencies

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

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of December 31, 2024, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

Intellectual Property Licenses

Harvard and Dana-Farber Agreement

In August 2006, the Company entered into an exclusive license agreement with President and Fellows of Harvard College, or Harvard, and Dana-Farber Cancer Institute, or DFCI. The agreement granted the Company an exclusive worldwide license, with the right to sublicense, under specified patents and patent applications to develop, obtain regulatory approval for and commercialize specified product candidates based on cell-permeating peptides. Under the agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products and to achieve specified milestone events by specified dates. In connection with entering into the agreement, the Company paid an upfront license fee and issued to Harvard and DFCI shares of its common stock.

In February 2010, the agreement was amended and restated, or the Harvard/DFCI agreement, under which additional patent rights were added to the scope of the license agreement and the annual license maintenance fees were increased. Under the Harvard/DFCI agreement, the Company is obligated to make aggregate milestones payments of up to $7,700 per licensed therapeutic product upon the Company’s achievement of specified clinical, regulatory and sales milestones with respect to such product and up to $700 per licensed diagnostic product upon the Company’s achievement of specified regulatory and sales milestones with respect to such product. In addition, the Company is obligated to pay royalties of low single-digit percentages on annual net sales of licensed products sold by the Company, its affiliates or its sublicensees. The royalties are payable on a product-by-product and country-by-country basis and may be reduced in specified circumstances. In addition, the agreement obligates the Company to pay a percentage, up to the mid-twenties, of fees received by the Company in connection with its sublicense of the licensed products. In accordance with the terms of the agreement, the Company’s sublicense payment obligations may be subject to specified reductions.

The Harvard/DFCI agreement requires the Company to pay annual license maintenance fees of $110 each year, which was reduced to $35 starting in 2023. Any payments made in connection with the annual license maintenance fees will be credited against any royalties due.

As of December 31, 2024, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $35 in license maintenance fees during the years ended December 31, 2024 and 2023, respectively.

Agreement with the University of Texas Health Science Center at Tyler

In June 2013, the Company entered into a patent and technology license agreement with UT System, on behalf of UTHSCT. The patent and technology license agreement with UT System, or the UTHSCT Agreement, provides the Company access to patents and technology related to the development of LTI-01 and LTI-03. As part of the UTHSCT Agreement, the Company has (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell certain intellectual property; (ii) a non-exclusive license under the technology rights to manufacture, distribute and sell the licensed product; and (iii) a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the UTHSCT Agreement. In December 2013, the UTHSCT Agreement was amended and restated to include certain patents in all fields worldwide. In May 2017, the UTHSCT Agreement was amended and restated to modify the specific milestone criteria.

In consideration of the UTHSCT Agreement, the Company agreed to pay past and ongoing patent expenses, and the Company owes UTHSCT sublicensing fees, assignment fees, and single digit royalties on worldwide net product sales, with fixed minimum royalty payments that started in 2015.

Pursuant to the UTHSCT Agreement, the Company is required to use diligent efforts to commercialize the licensed technology as soon as commercially practicable, including maintaining active research and development, regulatory, marketing and sales program, all as commercially reasonable.

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company incurred $100 in a minimum royalty fee during the years ended December 31, 2024 and 2023, respectively.

Agreement with the University of Texas at Austin

In May 2015, the Company entered into a patent license agreement with UT Austin on behalf of UT System. This license agreement with UT Austin, or the UT Austin 6607 Agreement, relates to the patent rights to polypeptide therapeutics and uses thereof. Pursuant to the UT Austin 6607 Agreement the Company has (i) a royalty-bearing, exclusive license under the patent rights to manufacture, distribute, and sell the licensed product; and (ii) a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. The UT Austin 6607 Agreement was amended and restated in January 2017, November 2018, and June 2019. The amendments related to extension of milestone payment dates and specific terminology around the milestone achievement criteria.

In consideration of the UT Austin 6607 Agreement, the Company agreed to pay past and ongoing patent expenses, milestone fees upon certain development and regulatory milestone events, annual license fees, tiered sublicense fees, assignment fees, low single digit royalties on net sales and a Food and Drug Administration, or FDA, Priority Review Voucher fee if the Company sells or transfers this voucher.

Pursuant to the UT Austin 6607 Agreement, the Company is required to use diligent efforts to commercialize the licensed products, including maintaining active research and development, regulatory, marketing and sales program. Moreover, the Company is required to meet certain development and regulatory milestones by specific dates.

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expenses under the UT Austin 6607 Agreement during the years ended December 31, 2024 and 2023.

Agreement with Medical University of South Carolina

In March 2016, the Company entered into a license agreement with Medical University of South Carolina Foundation for Research Development, or MUSC. Pursuant to this license agreement with MUSC, or the MUSC Agreement, the Company has patent rights related to protecting against lung fibrosis by up regulating Cav1. The MUSC Agreement granted (i) a royalty-bearing, exclusive license under the patent rights to make, use and sell the license product; and (ii) a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. In September 2018, the agreement was amended and restated to include definitions of related methods, related products and related rights.

In consideration of the MUSC Agreement, the Company agreed to pay a non-refundable license fee, patent expenses, milestone fees upon certain development, regulatory and commercial milestone events, sublicense fees, assignment fees and low single digit royalties on net sales, with a fixed minimum royalty payment starting in 2019 and a transaction fee upon the Company’s liquidation.

Pursuant to the MUSC Agreement, the Company is required to use diligent efforts to develop, manufacture and sell the licensed products.

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $25 in a minimum royalty fee during the year ended December 31, 2024. The Company did not incur any expenses under the MUSC Agreement during the year ended December 31, 2023.

Agreement with Vivarta Therapeutics LLC

In March 2018, the Company entered into a license agreement with Vivarta Therapeutics, LLC, or Vivarta. This license agreement with Vivarta, or the Vivarta Agreement, relates to intellectual property relating to epithelial sodium channel inhibitors and methods to treat pulmonary disease. Pursuant to the Vivarta Agreement the Company has (i) a royalty-bearing, exclusive license under the intellectual property rights to make, use and sell the licensed product, and (ii) a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement.

In consideration for the Vivarta Agreement, the Company agreed to grant Vivarta a warrant to purchase an aggregate of 75,000 shares of common stock of Lung for $0.12 per share, to pay a license fee of $10,000 upon the Vivarta Agreement effective date and $40,000 within 30 days of the receipt of a positive freedom to operate analysis from legal counsel. the Company also agreed to pay patent expenses, milestone fees upon certain development and regulatory milestone events, sublicense fees, assignment fees and low single digit royalties on net sales.

Pursuant to the Vivarta Agreement, the Company is required to use diligent efforts to develop, manufacture and sell the licensed products.

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement during the years ended December 31, 2024 and 2023.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

15. Segment Reporting

The Company has one reportable segment which focuses on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. The Company’s CODM, the CEO, manages the Company’s operations on a consolidated basis as one operating segment for the purposes of evaluating financial performance and allocating resources.

The Company has not generated any revenue yet. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses net loss predominantly in the annual operating budget and in the strategic planning and forecasting process. Such loss measure is used to monitor budget versus actual results on an ongoing basis by the

CODM and determine how resources are allocated to the various activities of the Company. The CODM also uses net loss to evaluate the Company’s performance and assist in determination of management’s incentive compensation.

All of the Company’s tangible assets are held in the United States. The Company views its operations and manages its business in one operating segment operating exclusively in the United States.

The table below is a summary of the segment loss, including significant segment expenses:

	Year Ended December 31,
	2024	2023
Revenues	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
Preclinical study costs	2	—
CMC activities	3,566	57
Clinical operation activities	46	28
Total LTI-01 program-related expenses	3,614	85
LTI-03 program-related expenses:
Preclinical study costs	1,935	383
CMC activities	2,451	214
Clinical operation activities	3,913	771
Total LTI-03 program-related expenses	8,299	1,368
Other program-related expenses	54	953
Employee related expenses	2,200	1,214
Professional fees for services	34	324
Facilities and other expenses	47	47
Total research and development expenses	14,248	3,991
General and administrative expenses:
Employee related expenses	5,465	2,723
Professional fees for services	6,257	7,053
Facilities and other expenses	2,142	1,581
Total general and administrative expenses	13,864	11,357
Impairment loss on intangible assets	37,000	—
Restructuring and other costs	—	928
Other income, net	(685)	(544)
Income tax benefit	(1,544)	—
Segment and consolidated net loss	$(62,883)	$(15,732)

16. Income Taxes

On October 31, 2023, the Company acquired, in accordance with the terms of the Lung Acquisition Agreement, the stock of Lung. In accordance with ASC 805-740-25-3, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. The Company has computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. The Company will not have tax basis in intangible assets recorded as part of the purchase. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740-10-55-63 states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” As such, the Company has recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets.

The Company reported an income tax benefit of $1,544 for the year ended December 31, 2024. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance and indefinite lived intangibles.

Income tax (benefit) expense consist of the following:

	Year Ended December 31,
	2024	2023
Current tax provision (benefit):
Federal	$—	$—
State	—	—
Total current tax provision (benefit)	—	—
Deferred tax provision (benefit):
Federal	(1,544)	—
State	—	—
Total deferred tax provision (benefit)	(1,544)	—
Total income tax provision (benefit)	$(1,544)	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.3)	108.1
Research and development and orphan drug tax credits	(0.6)	31.5
Stock compensation	1.9	—
Other permanent items	—	2.4
Change in deferred tax asset valuation allowance	18.6	(444.9)
Loss of federal net operating losses due to 382	—	323.9
Effective income tax rate	(2.4)%	—%

Net deferred tax liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$17,423	$12,387
Research and development and orphan drug tax credit carryforwards	8,226	7,825
Capitalized research and development expenses	10,907	9,797
Accrued expenses and reserves	340	251
Depreciation and amortization	—	—
Lease liability	—	10
Stock compensation	608	1,514
Total deferred tax assets	37,504	31,784
Valuation allowance	(30,454)	(18,506)
Net deferred tax assets	$7,050	$13,278
Deferred tax liabilities:
Depreciation and amortization	$(8,822)	$(16,594)
Right of use asset	$—	$(10)
Total deferred tax liabilities	$(8,822)	$(16,604)
Net deferred tax liability	$(1,772)	$(3,326)

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state purposes of $77,313 and $18,789, respectively. $2,863 of the U.S. federal tax operating loss carryforwards will begin to expire in 2036. Approximately $74,450 of the U.S. federal tax operating losses can be carried forward indefinitely. Of this amount, $44,420 of federal net operating losses came over from the Lung Acquisition, of which $2,863 will begin to expire in 2036 and the remaining $41,557 can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2043. As of December 31, 2024, the Company also had available research and development tax credit carryforwards for federal income tax purposes of $2,425, which begin to expire in 2035. As of December 31, 2024, the Company also had available orphan drug credit carryforwards of $5,800 for federal income tax purposes, which begin to expire in 2039. Of this amount, $2,222 of research and development credit carryforwards and $5,644 of orphan drug credit carryforwards came over from the Lung Acquisition.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over 5 years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $14,220 of research and development expenses for the year ended December 31, 2024 for tax purposes.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2023, the Company has wound down its original business operations and entered into a merger in the year, which resulted in a significant shift in ownership. The Company expects to have all prior year net operating losses and tax credits of its legacy business to be completely limited going forward due to the lack of continuation in its legacy business. As such, all prior year net operating losses and tax credits have been written down to zero as of December 31, 2023 and December 31, 2024, respectively. The remaining net operating losses and tax credits as of December 31, 2024 relate to post-merger activity in the year, as well as acquired attributes as part of the merger in the year. A study has been completed on the Target ownership shifts through December 31, 2023, and multiple ownership changes were determined. As a result, the Company has written down the $1,673 portion of the Target net operating losses expected to expire unutilized and include the $44,420 of remaining net operating losses and $7,638 of federal tax credits as part of its available attributes. As of December 31, 2024, the total federal net operating losses are $77,313 and federal research and development tax credits are $8,226, which could be subject to future limitations under these rules.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2024. Management reevaluates the positive and negative evidence at each reporting period. The decrease in the valuation allowance as of December 31, 2023 of $58,935 related primarily to the deferred tax liability recognized as a result of the transaction as well as the reduction in prior year deferred tax assets due to Section 382 limitations. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2024 of $11,948 related primarily to an increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$(18,506)	$(77,441)
Increases recorded to income tax provision	—	69,134
Decreases recorded as a benefit to income tax provision	(11,948)	(10,199)
Valuation allowance at end of year	$(30,454)	$(18,506)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024 or 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2020 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

17. Related Party Transactions

On May 8, 2024, a greater than 5% shareholder converted 421 shares of the Company’s Series X Preferred Stock into 421,000 shares of common stock.

18. Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to the consolidated balance sheet date, the Company continued its “at the market” offering program under the Equity Distribution Agreement (described in Note 1). In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the “at the market” offering program for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company.

On March 29, 2025, the Company entered into a payment plan agreement to settle an outstanding obligation related to LTI-01 manufacturing. Under the terms of the agreement, the Company has agreed to pay a total of $1,676 in equal installments over the course of twelve months, with the final payment due on February 14, 2026. This agreement does not bear interest.

This agreement was executed after the balance sheet date but prior to the issuance of this Annual Report on Form 10-K. Management has evaluated the financial impact of this agreement and determined that it does not materially affect the Company’s financial position as of December 31, 2024 as the Company has recorded the proper liability balance in proper accounts for such outstanding obligation as of December 31, 2024.