Form 10-K/A
period 2024-12-31
Rein Therapeutics, Inc.
filed 2025-04-30
CIK 1420565

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
As of March 27, 2025, the Registrant has 21,992,387 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) is filed with respect to our Annual Report on Form
10-K
for the year ended December 31, 2024 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2025. We are filing this Amendment solely for the purpose of including the information required by Part III of Form
10-K,
which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III of Form
10-K
to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end. However, we do not intend to file a definitive proxy statement for our 2025 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2024.
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
Unless indicated otherwise, throughout this Amendment, references to “Rein,” “the Company,” “we,” “us” and “our” refer to Rein Therapeutics, Inc. and its subsidiaries, except where the context otherwise requires or indicates.
Rein and the other trademarks or service marks of Rein appearing in this Amendment are the property of Rein. All other trademarks, service marks or other trade names appearing in this Amendment are the property of their respective owners.

Table of Contents

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors (the “Board”) is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Brian Windsor, Ph.D. and Alan A. Musso), whose terms expire at the 2027 annual meeting of stockholders; one Class II director (William C. Fairey), whose term expires at the 2025 annual meeting of stockholders; and three Class III directors (Manuel C. Alves Aivado, M.D., Ph.D., Reinhard J. Ambros, Ph.D. and Josef H. von Rickenbach), whose terms expire at the 2026 annual meeting of stockholders.

Name	Age	Position(s)
Class I Directors
Brian Windsor, Ph.D.	59	President and Chief Executive Officer; Director
Alan A. Musso (1)(2)	63	Director
Class II Director
William C. Fairey (1)(3)	60	Director
Class III Directors
Manuel C. Alves Aivado, M.D., Ph.D.	55	Director
Reinhard J. Ambros, Ph.D. (1)(2)	69	Director
Josef H. von Rickenbach (2)(3)	70	Chairman of the Board of Directors

(1)	Member of the compensation committee of the Board (the “Compensation Committee”).
(2)	Member of the audit committee of the Board (the “Audit Committee”).
(3)	Member of the nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”).

Set forth below are the names of and certain information for each Board member. The information presented includes each director’s principal occupation and business experience for the past five or more years and the names of other public companies for which he has served as a director during the past five years.

Class I Directors

Brian Windsor, Ph.D. has served as our President, Chief Executive Officer, and as a member of the Board since March 2024. Prior to becoming President and Chief Executive Officer, Dr. Windsor served as our President and Chief Operating Officer from October 2023 to March 2024. From July 2013 to October 2023, Dr. Windsor served as President, Chief Executive Officer and a director of Lung Therapeutics, Inc. (“Lung”) until the closing of our acquisition of Lung in October 2023 (the “Lung Acquisition”). From September 2019 to March 2022, Dr. Windsor served as a director and the Chief Science Officer of TFF Pharmaceuticals, Inc., a public biopharmaceutical company that Lung spun out into an independent company. From January 2018 to March 2022, Dr. Windsor provided consulting services to TFF Pharmaceuticals, Inc. in the areas of science and technology. From November 2009 to March 2013, Dr. Windsor served as President of Enavail, LLC, a specialty pharmaceutical manufacturing company, where he oversaw all aspects of the company’s pharmaceutical drug development. Before joining Enavail, Dr. Windsor directed portfolio company management for Emergent Technologies, Inc., an early stage technology venture creation and management company, where he served as managing director or president for ten portfolio companies. Dr. Windsor holds a B.S. and a Ph.D. in molecular biology from The University of Texas at Austin. We believe Dr. Windsor is qualified to serve on the Board due to his extensive knowledge of our company, scientific knowledge, and extensive management and financial experience in the life sciences industry.

Alan A. Musso has served as a member of the Board since October 2023. Since August 2023, Mr. Musso has served as the chief financial officer of Fulcrum Therapeutics, a public clinical-stage biopharmaceutical company focused on improving the lives of patients with genetically defined rare diseases in areas of high unmet medical need.

Previously, he served as the chief financial officer of ReViral Ltd., a privately held, clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing novel antiviral therapeutics that target respiratory syncytial virus (RSV), that was acquired by Pfizer Inc. in June 2022, from October 2019 until September 2022. Prior to ReViral, from September 2018 to September 2019, Mr. Musso was the chief financial officer and treasurer at Peloton Therapeutics Inc., a company focused on the development of novel small molecule therapeutic candidates for the treatment of cancer. While at Peloton, Mr. Musso helped to prepare the company for an initial public offering until the company was acquired by Merck & Co. in July 2019. Prior to Peloton, from November 2014 to August 2018, Mr. Musso served as the chief financial officer and treasurer at Bellicum Pharmaceuticals, Inc., a public biotechnology company focused on discovering and developing novel, controllable cellular immunotherapies for various forms of cancer. Prior to Bellicum, from February 2002 to November 2014, Mr. Musso served in various positions at Targacept, Inc., a public biopharmaceutical company. Mr. Musso spent the early part of his career as a senior internal auditor for Pfizer as well as a certified public accountant for KPMG International. Mr. Musso served as a member of the board of directors of Lung from April 2022 until the closing of the Lung Acquisition in October 2023. Mr. Musso holds a B.S. in accounting from Saint Mary’s College of California, and a Master’s Degree from the Thunderbird School of Global Management. We believe Mr. Musso is qualified to serve on the Board due to his extensive management and financial experience in the life sciences industry.

Class II Director

William C. Fairey has served as a member of the Board since October 2023. Mr. Fairey served as executive vice president and chief commercial officer of MyoKardia, Inc., a clinical-stage biopharmaceutical company discovering and developing targeted therapies for the treatment of serious cardiovascular diseases, from January 2019 to November 2020 prior to its acquisition by Bristol Myers Squibb in October 2020. Prior to MyoKardia, from January 2018 to January 2019, Mr. Fairey served as executive vice president and chief operating officer of ChemoCentryx, Inc., a public biopharmaceutical company focused on discovering, developing and commercializing orally administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. During that time, Mr. Fairey was responsible for the sales, marketing, medical affairs and market access functions, including commercialization of late stages compounds. Prior to ChemoCentryx, Mr. Fairey served in various roles at Actelion Pharmaceuticals Ltd., a pharmaceutical company, and its subsidiaries, from January 2001 to December 2017. Actelion was acquired by Johnson & Johnson in 2017. Mr. Fairey has served on the board of directors of Mirum Pharmaceuticals, Inc., a public biopharmaceutical company focused on the identification, acquisition, development and commercialization of novel therapies for debilitating rare and orphan diseases, since August 2021 and on the board of directors of Ascendis Pharma A/S, a public biopharmaceutical company organized under the laws of the Kingdom of Denmark, since August 2022. Mr. Fairey served as a member of the board of directors of Lung from August 2021 until the closing of the Lung Acquisition. Mr. Fairey holds a B.S. in biology from the University of Oregon and an M.B.A. from Saint Mary’s College of California. We believe Mr. Fairey is qualified to serve on the Board due to his significant experience in the life sciences industry and his experience on corporate boards of public companies.

Class III Directors

Manuel C. Alves Aivado, M.D., Ph.D., has served as a member of the Board since September 2018. Previously, Dr. Aivado served as our Chief Executive Officer from September 2018 to March 2024, as our President from September 2018 to October 2023, and Senior Vice President, Chief Medical Officer from September 2014 to September 2018. From March 2012 to September 2014, Dr. Aivado served as vice president of clinical development and pharmacovigilance at Taiho Oncology, Inc., a pharmaceutical company. From October 2006 to March 2012, Dr. Aivado served as senior medical director in the clinical development group at GlaxoSmithKline, Inc., a global pharmaceutical company. Dr. Aivado has also served as an instructor in medicine at Beth Israel Deaconess Medical Center/Harvard Medical School. Prior to his industry experience, Dr. Aivado practiced clinical medicine in Germany for nearly ten years. During that time, he was awarded the Dr. Mildred Scheel cancer research scholarship award in 2002. Dr. Aivado is a German board-certified physician for internal medicine, hematology, and medical oncology. He received an M.D. and Ph.D. from the Medical School of the University of Dusseldorf in Germany. We believe that Dr. Aivado is qualified to serve on the Board due to his previous service as our President and Chief Executive Officer and other executive experience and his significant background in pharmaceutical research and development.

Reinhard J. Ambros, Ph.D. has served as a member of the Board since June 2013. From 2005 until 2017, Dr. Ambros served as global head of Novartis Venture Funds, a globally acting corporate biotechnology venture fund. Prior to that, from 1999 until 2005, he served as head of group strategic planning and as global head of business development and licensing for cardiovascular and metabolic diseases at Novartis AG, a multinational pharmaceutical company. He currently serves on the boards of several biotechnology companies in Europe and the U.S. He also served as advisor to German and Swiss Government Biotechnology Funds. Dr. Ambros received an M.S. from the University of Regensburg, Germany, and a Ph.D. in medicinal chemistry and pharmacology from the University of Regensburg, Germany. We believe Dr. Ambros is qualified to serve on the Board due to his management experience in the biotechnology sector and his service on other boards of directors.

Josef H. von Rickenbach has served as a member of the Board since June 2019. Mr. von Rickenbach has served as managing director of Stet Vision LLC, a life sciences business advisory firm, since December 2018. Mr. von Rickenbach served as a director of NextGen Acquisition Corp. II, a special purpose acquisition company, from March 2021 until its merger with Virgin Holdings, Inc. in December 2021, and as a director of NextGen Acquisition Corporation, a special purpose acquisition company, from October 2020 until its merger with Xos Inc. in August 2021. He co-founded and served as President and Chief Executive Officer of HelioVision, Inc., a biotechnology company, from April 2017 until its acquisition by Aldeyra Therapeutics, Inc. in February 2019. Previously, Mr. von Rickenbach was a founder of Parexel International Corporation, a global clinical research organization and biopharmaceutical services company, in 1982 and served as a director, chairman of the board, and Chief Executive Officer of Parexel from 1983 until the company’s acquisition by Pamplona Capital Management, LLP in September 2017. Mr. von Rickenbach received an M.B.A. from Harvard Business School and a B.A. in business economics from the University of Lucerne in Switzerland. We believe Mr. von Rickenbach is qualified to serve on the Board due to his management experience in the biotechnology sector, his decades of experience in drug development, and his service on other boards of directors.

Executive Officers

The following table sets forth the name, age as of April 29, 2025, and position of each of our executive officers.

Name	Age	Position(s)
Brian Windsor, Ph.D.*	59	President, Chief Executive Officer and Director
Timothy M. Cunningham**	63	Interim Chief Financial Officer

*	Dr. Windsor is a member of our board of directors. See “Board of Directors and Corporate Governance – Election of Directors” for more information about Dr. Windsor.
**	Mr. Cunningham is not directly compensated by the Company for his services as our Interim Chief Financial Officer.

Timothy M. Cunningham has served as our Interim Chief Financial Officer since May 2024. Since September 2020, Mr. Cunningham has served as Chief Financial Officer Consultant at Danforth, a strategic finance and operations firm with a focus on life sciences companies, for which he provides chief financial officer consulting services to both public and private pharma and biotechnology companies. Mr. Cunningham has served as Chief Financial Officer for Neuphoria Therapeutics, Inc. (formerly Bionomics Limited) since May 2023, and he previously served as Acting Chief Financial Officer for Peak Bio, Inc. from September 2022 to January 2024 and for SAB Biotherapeutics, Inc. from October 2020 to December 2021. Prior to joining Danforth, Mr. Cunningham served as Chief Financial Officer at Organogenesis from July 2016 to August 2020. Prior to joining Organogenesis, Mr. Cunningham held leadership positions with several different public and private companies over the course of his career, which began at KPMG LLP followed by PricewaterhouseCoopers LLP. Mr. Cunningham holds an MBA from Boston University, a BS in Accounting from Boston College and is a CPA in the state of Florida.

Corporate Governance Matters

The Board believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of stockholders. This section describes key corporate governance guidelines and practices that the Board has adopted. Complete copies of our corporate governance guidelines, committee charters and code of conduct are available on the “Investors & Media—Governance” section of our website, which is located at www.reintx.com. Alternatively, you can request a copy of any of these documents by writing us at Rein Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758, Attention: Brian Windsor, Ph.D., President and Chief Executive Officer.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of the Company and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•	the principal responsibility of the Board is to oversee our management;

•	a majority of the members of the Board must be independent directors, unless otherwise permitted by the Nasdaq Stock Market (“Nasdaq”) rules;

•	the independent directors meet at least twice a year in executive session;

•	directors have full and free access to management and, as necessary and appropriate, independent advisors;

•	the Nominating and Corporate Governance Committee will oversee an annual self-evaluation of the Board to determine whether it and its committees are functioning effectively; and

•	new directors participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis.

Board Leadership Structure

Our corporate governance guidelines provide that the Nominating and Corporate Governance Committee shall periodically assess the Board’s leadership structure, including whether the offices of Chief Executive Officer and Chair of the Board should be separate. Our guidelines provide the Board with flexibility to determine whether the two roles should be combined or separated based upon our needs and the Board’s assessment of its leadership from time to time. We currently separate the roles of Chief Executive Officer and the Chair of the Board. Separating the duties of the Chair of the Board from the duties of the Chief Executive Officer allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chair of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Specifically, the Chair of the Board presides over meetings of the Board, facilitates communications between management and the Board and assists with other corporate governance matters.

The Board has three standing committees that currently consist of, and are chaired by, independent directors. The Board delegates substantial responsibilities to the committees, which then report their activities and actions back to the full Board. We believe that the independent committees of the Board and their chairpersons promote effective independent governance. We believe this structure represents an appropriate allocation of roles and responsibilities for the Company at this time because it strikes an effective balance between management and independent leadership participation in our Board proceedings.

The Board oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of the Board and its committees is to oversee the risk management activities of management. The Board fulfills this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices. In general, the Board oversees risk management activities relating to business strategy, acquisitions, capital allocation, organizational structure and certain operational risks; the Audit Committee oversees risk management activities related to financial controls, legal and compliance risks and cybersecurity risks; the Compensation Committee oversees risk management activities relating to our compensation policies and practices; and the Nominating and Corporate Governance Committee oversees risk management activities relating to the composition of the Board and management succession planning. Each committee reports to the full Board on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate. In addition, since risk issues often overlap, committees from time to time request that the full Board discuss particular risks.

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In April 2025, in connection with the 2025 annual meeting of stockholders, the Board undertook a review of the composition of the Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board determined that each director, with the exception of Dr. Windsor and Dr. Aivado, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of the Audit Committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of the Compensation Committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Windsor and Dr. Aivado are not independent directors under these rules because Dr. Windsor is our President and Chief Executive Officer and Dr. Aivado is our former President and Chief Executive Officer.

Board of Director Meetings and Attendance

The Board held seven meetings during the year ended December 31, 2024. During 2024, each of our incumbent directors attended at least 75% of the aggregate of the number of meetings held by the Board during the period which the person has been a director and the number of meetings held by all committees of the Board on which such director then served (during the periods that such person served). Our corporate governance guidelines provide that directors are expected to attend our annual meeting of stockholders. Three of our directors then in office attended the 2024 annual meeting of stockholders.

Communicating with our Directors

The Board provides a process for stockholders to send communications to the Board. Any interested party with concerns about the Company may report such concerns to the Board, or the Chair of the Board, or otherwise the Chair of the Nominating and Corporate Governance Committee, by submitting a written communication to the attention of such director at the following address:

c/o Rein Therapeutics, Inc.

12407 N. Mopac Expy. Suite 250 #390

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

Committees of the Board of Directors

We have established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by the Board. A copy of each committee’s charter can be found under the “Investors & Media—Governance” section of our website, located at www.reinrx.com.

Audit Committee

The current members of the Audit Committee are Reinhard J. Ambros, Ph.D., Alan A. Musso, and Josef H. von Rickenbach. Mr. Musso serves as Chair of the Audit Committee. In 2024, the Audit Committee met four times. The Audit Committee’s responsibilities include:

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

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by the Audit Committee.

The Board has determined that Mr. Musso is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of the Audit Committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of the Audit Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Compensation Committee

The current members of the Compensation Committee are Dr. Ambros, William C. Fairey, and Mr. Musso. Dr. Ambros serves as the Chair of the Compensation Committee. In 2024, the Compensation Committee met two times. The Compensation Committee’s responsibilities include:

•	reviewing and approving or making recommendations to the Board concerning the compensation of our chief executive officer and our other executive officers;

•	overseeing an evaluation of our senior executives;

•	reviewing and making recommendations to the Board concerning our incentive-compensation and equity-based compensation plans;

•	overseeing and administering our equity-based plans;

•	reviewing and making recommendations to the Board concerning director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure if and to the extent then required by SEC rules; and

•	preparing the compensation committee report if and to the extent required by SEC rules.

The Compensation Committee may delegate to one or more executive officers the power to grant options or other stock awards pursuant to our incentive plans to employees of the Company who are not executive officers or Senior Vice Presidents.

We believe that the composition of the Compensation Committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Mr. Fairey and Mr. von Rickenbach. Mr. Fairey serves as the Chair of the Nominating and Corporate Governance Committee. Nolan Sigal, M.D., Ph.D., served as a member of the Nominating and Corporate Governance Committee until his resignation from the Board on February 29, 2024. In 2024, the Nominating and Corporate Governance Committee met one time. The Nominating and Corporate Governance Committee’s responsibilities include:

•	individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	developing and recommending to the Board corporate governance principles; and

•	overseeing an annual evaluation of the Board.

We believe that the composition of the Nominating and Corporate Governance Committee meets the requirements for independence under current Nasdaq rules and regulations.

Director Nomination Process

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board.

Criteria

In considering whether to recommend to the Board any particular candidate for inclusion in the Board’s slate of recommended director nominees, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee of the Board applies the criteria set forth in our corporate governance guidelines. The Nominating and Corporate Governance Committee believes that the Board, taken as a whole, should embody a broad range of skills, experiences and backgrounds. In this regard, the Nominating and Corporate Governance Committee considers a wide range of criteria when determining and assessing director candidates, including the candidate’s integrity, business acumen, knowledge of our business and industry, the ability to act in the interests of all stockholders and lack of conflicts of interest. The Nominating and Corporate Governance Committee does not make any particular weighting of any particular criteria or characteristic in evaluating nominees and directors.

Stockholder Nominations

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Rein Therapeutics, Inc., Attention: Nominating and Corporate Governance Committee, 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758. Assuming that appropriate biographical and background material has been provided in accordance with the procedures set forth in our definitive proxy statement for the 2024 annual meeting of stockholders filed with the SEC on July 9, 2024 (the “2024 Proxy Statement) under the heading “Other Matters – Stockholder Proposals for our 2025 Annual Meeting”, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting of stockholders. Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or the Board, by following the procedures set forth in the 2024 Proxy Statement under “Other Matters – Stockholder Proposals for our 2025 Annual Meeting.”

Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of Company securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2024.
Anti-Hedging Policy
Our insider trading policy also expressly prohibits all of our employees, including our named executive officers (“NEOs”), as well as our directors, from engaging in speculative transactions in our stock, including short sales, puts/calls, hedging transactions and margin accounts or pledges.
Clawback Policy
In November 2023, we adopted a “clawback policy” compliant with Nasdaq listing standards which provides that, in the event that we are required to prepare an accounting restatement for periods ending on or after October 2, 2023, we will attempt to recover from our current or former executive officers the pre-tax
amount of incentive-based compensation in excess of what would have been paid to such executive officer after giving effect to the accounting restatement during the three completed fiscal years immediately preceding the earlier of (i) the date the Board, or a committee of the Board, or the officer or officers of the Company authorized to take such action if board action is not required, concludes, or reasonably should have concluded, that the Company is required to prepare an accounting restatement, or (ii) the date a court, regulator, or other legally authorized body directs the company to prepare an accounting restatement. For purposes of the policy, incentive-based compensation means any compensation that is granted, earned or vested based wholly or in part upon the attainment of any measures determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures (whether or not such measures are presented within the company’s financial statements or included in a filing made with the SEC); stock price; and total stockholder return. If the incentive-based compensation is based on our stock price or total stockholder return and the amount of excess incentive-based compensation is not calculable directly from the information in an accounting restatement, the amount recovered shall be based on a reasonable estimate of the effect of the accounting restatement on the stock price or total stockholder return upon which the incentive-based compensation was received.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves, or in the past have served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or the Compensation Committee. None of the members of the Compensation Committee is, or ever has been, an officer or employee of the Company.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of the code is available on the “Investors & Media—Governance” section of our website, which is located at
www.reinrx.com
. The Board is responsible for overseeing the code of business conduct and ethics and must approve any waivers of the code for directors and officers. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form
8-K.

Item 11. Executive Compensation.

This section discusses the material elements of our executive compensation policies for our NEOs and the most important factors relevant to an analysis of these policies. Our NEOs for the fiscal year ended December 31, 2024 were as follows:

•	Brian Windsor, our President and Chief Executive Officer;

•	Manuel C. Alves Aivado, our former President and Chief Executive Officer who resigned as our President and Chief Executive Officer effective March 11, 2024, but remains a director on the Board; and

•

Charles T. Garner, our former principal financial officer and principal accounting officer who served as our principal financial officer and principal accounting officer from March 25, 2024 to May 15, 2024.

In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our NEOs and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)		All Other Compensation ($)(3)		Total ($)
Brian Windsor, Ph.D.(4)	2024	506,250	227,812	24,739		19,358		778,159
President and Chief Executive Officer	2023	85,256	204,375	—		10		289,642
Manuel C. Alves Aivado(5)	2024	115,960	—	227,696	(6)	998,262	(7)	1,331,919
Former President and Chief Financial Officer	2023	587,336	—	—		43,399	(8)	630,735
Charles T. Garner(9)	2024	168,750	—	—		307,211	(10)	475,961
Former principal financial officer and principal accounting officer	2023	—	—	—		—		—

(1)

Unless otherwise noted, the amounts reported in the “Bonus” column represent discretionary annual cash bonuses awarded to our NEOs for service during the year referenced, although paid in the following year.

(2)

The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”), Topic 718. See Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 regarding assumptions underlying the valuation of equity awards.

(3)

Unless otherwise noted, the amounts represent Health Savings Account (“HSA”) contributions, the dollar value of group life insurance paid with respect to life insurance and Company contributions under the 401(k) match program described below under “401(k) Retirement Plan” for the NEOs consistent with those provided to all of our employees.

(4)	Dr. Windsor was elected as our President and Chief Operating Officer, effective as of October 31, 2023 and was elected as our President and Chief Executive Officer, effective as of March 11, 2024.

(5)	Dr. Aivado ceased to serve as our President and Chief Executive Officer, effective as of March 11, 2024. Dr. Aivado continues to serve as a member of our Board.
(6)

The amount reported represents incremental fair value related to option awards that were modified in March 2024 to accelerate the vesting of those option awards in connection with Dr. Aivado’s separation from the Company, calculated in accordance with FASB ASC Topic 718.

(7)

In addition to the dollar value of group life insurance paid, the amount for Dr. Aivado consists of $471,375 in severance paid to Dr. Aivado in 2024, $26,514 in COBRA payments, a lump sum payment of $440,502, which was equal to one and one-half times Dr. Aivado’s target bonus for the 2024 calendar year, and $47,436 in payments for unused vacation, each pursuant to Dr. Aivado’s severance agreement (as discussed below under “Severance and Change in Control Agreements”) and in connection with his separation from the Company in March 2024.

(8)

In addition to the HSA contribution, 401(k) contribution, and the dollar value of group life insurance paid, the amount for Dr. Aivado consists of $16,070 in commuting reimbursements in 2023 and $9,915 in tax gross-ups in 2023 for the payment of taxes associated with the reimbursement of commuting expenses.

(9)

Mr. Garner was not an NEO for 2023. Mr. Garner served as our principal financial officer and principal accounting officer from March 25, 2024 to May 15, 2024. The compensation received by Mr. Garner as an employee of the Company in 2024 prior to his service as our principal financial officer and principal accounting officer is included in the amounts reported for 2024.

(10)

The amount for Mr. Garner consists of $281,250 in severance paid to Mr. Garner made in 2024 and $25,961 in payments for unused vacation, each pursuant to Mr. Garner’s retention agreement (as discussed below under “Severance and Change in Control Agreements”) and in connection with his separation from the Company in May 2024.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2024 are described below.

The Compensation Committee sets base salaries and bonus targets, and grants bonuses and equity incentive awards to our executive officers. In setting base salaries and bonus targets and granting equity incentive awards, the Compensation Committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and make a long-term commitment to the Company. In granting bonuses, the Compensation Committee considers corporate and individual performance.

As part of our annual compensation process, our President and Chief Executive Officer prepares performance evaluations for the other executive officers and recommends annual salary increases, annual stock option awards and cash bonuses to the Compensation Committee. The Compensation Committee conducts a performance evaluation of our President and Chief Executive Officer. The Compensation Committee consults with the Board as to the achievement of corporate objectives that drive compensation awards.

In December 2022 and August 2024, the Compensation Committee engaged Radford as its independent compensation consultant to provide comparative data on executive and director compensation practices in our industry and assess our executives’ and directors’ compensation relative to comparable companies for 2023 and 2024, respectively.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our NEOs. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

The Compensation Committee determined not to make any adjustments to our NEOs’ base salaries in 2023. On November 12, 2024, based upon comparative data on executive compensation provided by Radford, the Board, upon recommendation by the Compensation Committee, increased Dr. Windsor’s annual base salary to $575,000, effective as of December 1, 2024. The Compensation Committee determined not to make any adjustments to our other NEOs’ base salaries in 2024.

Cash Incentives

The Compensation Committee awards annual performance-based cash bonuses to our executive officers for up to a specific percentage of salary as a vehicle to reward achievement of value-driving milestones and recognize individual performance.

Pursuant to the terms of their respective employment agreements, Dr. Windsor, Dr. Aivado and Mr. Garner had bonus targets of 50%, 50% and 45%, respectively, of his respective annual base salary for 2024 based on performance against goals and at the discretion of the Board.

On February 9, 2024, the Compensation Committee determined to award a cash bonus of $204,375 to Dr. Windsor for his performance in 2023. The Compensation Committee determined not to award cash bonuses to our other executive officers for their performance in 2023. On November 12, 2024, the Board, upon recommendation of the Compensation Committee, increased Dr. Windsor’s target performance-based cash bonus to 50% of his annual base salary for 2024.

On January 31, 2025, the Board, upon recommendation of the Compensation Committee, determined to award a cash bonus of $227,812 to Dr. Windsor for his performance in 2024.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period, and equity grants with a performance-based feature incentivize our executive officers to focus on what we see as key business goals. Accordingly, the Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time may grant equity incentive awards to them in the form of stock options.

The Compensation Committee determined not to grant equity awards to our executive officers in 2023.

In December 2024, the Board granted an option to purchase 517,500 shares of our common stock to Dr. Windsor in 2024. This option vests as to 25% of the shares on December 2, 2025 and thereafter in equal monthly installments through December 2, 2028.

All Other Compensation

We determined to cease providing our executive officers with commuting reimbursements, beginning May 1, 2023.

Outstanding Equity Awards at Fiscal Year End 2024

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2024:

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Brian Windsor, Ph.D.	8,532		—		0.29	9/29/2025
President and Chief Executive Officer	209,469	(1)	43,183		0.70	10/9/2027
	34,736		—		0.70	3/14/2028
	317,613		—		1.17	2/25/2030
	139,900		—		1.17	2/25/2030
	170,646		—		3.87	10/19/2033
	—		517,500	(2)	2.85	12/1/2034
Manuel C. Alves Aivado	6,290		—		101.40	3/9/2025
Former President and Chief Executive Officer	7,196		—		115.40	3/1/2027
	2,870		—		260.00	7/24/2027
	11,646		—		67.80	9/5/2028
	25,001		—		35.00	4/14/2029
	20,001		—		13.60	1/30/2030
	122,001		—		25.80	6/14/2031
	56,651		—		9.60	3/29/2032
	—		35,000	(3)	2.86	12/1/2034
Charles T. Garner
Former principal financial officer and principal accounting officer	349,750		—		1.17	3/31/2030
	7,999		—		2.34	5/9/2032

(1)

These options were granted on October 10, 2017 and vested with respect to 209,469 shares and the remaining vesting on the first to occur of (i) a change of control in which Lung is sold for a valuation per share of greater than $1.8573 per share of common stock or (ii) the completion of an offering of Lung’s equity securities at a valuation of greater than $1.2382 per share of common stock.

(2)

These options were granted on December 2, 2024 and vest as to 25% of the shares on the one-year anniversary of the date of grant and the remaining vesting as to 2.0833% of the shares in equal monthly installments through December 2, 2028.

(3)	These options were granted to Dr. Aivado on December 2, 2024 for his service as a director in 2024 and vest in full on December 2, 2025.

Director Compensation

Our non-employee directors receive compensation under our non-employee director compensation program. Under our non-employee director compensation program, we pay our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director is a member. The chair of each committee and the Chair of the Board receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, subject to proration for any portion of such quarter that the director is not serving on the Board, on such committee or in such position. We also make initial and annual equity grants to our non-employee directors and reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending the Board and committee meetings.

2024 Non-Employee Director Compensation Program

Under our non-employee director compensation program for 2024, the fees paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director was a member were as follows:

	Base	Incremental Chair	Incremental Non-Chair
Board of Directors	$35,000	$50,000	$—
Audit Committee	—	$22,500	$15,000
Compensation Committee	—	$15,000	$10,000
Nominating and Corporate Governance Committee	—	$11,250	$7,500

In addition, under our non-employee director compensation program for 2024, each non-employee director who served on the Board for at least six months received an option to purchase 2,725 shares of common stock immediately following each annual meeting of stockholders. Each of these options vest in full on the earlier of the first anniversary of the grant date and the date of the next annual meeting of stockholders, subject to the non-employee director’s continued service as a director. In addition, under our non-employee director compensation program for 2024, each new member of the Board received an option to purchase 5,450 shares of common stock upon his or her initial election to the Board. Each of these options vest in four equal annual installments from his or her election, subject to his or her continued service as a director.

2025 Non-Employee Director Compensation Program

In November 2024, based upon comparative data on board compensation provided by Radford, the Board revised our non-employee director compensation program for 2025 to increase the fees paid to non-employee directors for service on the Board and to increase the initial and annual equity grants to our non-employee directors.

In connection with the adoption of the non-employee director compensation program, each non-employee director was granted an option to purchase 35,000 shares of common stock. These grants vest on the first anniversary of the date of grant.

Under our non-employee director compensation program for 2025, the fees paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

	Base	Incremental — Chair	Incremental — Non-Chair
Board of Directors	$40,000	$50,000	$—
Audit Committee	—	$22,500	$15,000
Compensation Committee	—	$15,000	$10,000
Nominating and Corporate Governance Committee	—	$11,250	$7,500

In addition, under our non-employee director compensation program for 2025, each non-employee director who has served on the Board for at least six months will receive an option to purchase 17,500 shares of common stock immediately following the annual meeting of stockholders. Each of these options will vest in full on the earlier of the first anniversary of the grant date and the date of the next annual meeting of stockholders, subject to the non-employee director’s continued service as a director. In addition, under our non-employee director compensation program for 2025, each new member of the Board will receive an option to purchase 35,000 shares of common stock upon his or her initial election to the Board. Each of these options will vest in four equal annual installments from his or her election, subject to his or her continued service as a director.

We do not pay any compensation to Dr. Windsor, our President and Chief Executive Officer, in connection with his service on the Board and we did not pay any compensation to Dr. Aivado, our former Chief Executive Officer, for his service on the Board while he was our President and Chief Executive Officer. The compensation that we paid to Dr. Windsor and to Dr. Aivado, while he was serving as our President and Chief Executive Officer, is discussed earlier in this “Executive and Director Compensation” section.

The following table sets forth information regarding compensation earned by any of our directors who served in such capacity at any time during 2024. Nolan Sigal, M.D., Ph.D. resigned from the Board on February 29, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Josef H. von Rickenbach	$107,500	$19,057	$126,557
Manuel C. Alves Aivado, M.D., Ph.D.	$28,132	$6,677	$34,809
Reinhard J. Ambros, Ph.D.	$65,000	$19,057	$84,057
William C. Fairey	$56,250	$8,648	$64,898
Alan A. Musso	$67,500	$8,648	$76,148
Nolan Sigal, M.D., Ph.D.	$7,083	—	$7,083

(1)

The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 12 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 regarding assumptions underlying the valuation of equity awards.

As of December 31, 2024, any of our directors who served in such capacity at any time during 2024 held the following stock options, including stock options assumed by us in the Lung Acquisition, all of which were granted under (a) our 2017 Stock Incentive Plan, (b) our 2021 Stock Incentive Plan, and (c) Lung’s 2013 Long-Term Incentive Plan:

Name	Option Awards
Josef H. von Rickenbach	49,850
Manual C. Alves Aivado, M.D., Ph.D.	286,656
Reinhard J. Ambros, Ph.D.	52,600
William C. Fairey	60,239
Alan A. Musso	60,239
Nolan Sigal, M.D., Ph.D.	—

Policies and Practices Related to the Grant of Equity Awards
We grant stock options to our employees and directors, as applicable, on an annual basis. We may also grant stock options to individuals upon hire or promotion or for retention purposes. We currently do not grant stock appreciation rights or similar option-like instruments.
We grant stock options to our directors on an annual basis and when they are initially appointed or elected to the Board. Pursuant to the terms of our non-employee
director compensation program, the annual stock option awards to directors are granted immediately following the date of each annual meeting of stockholders. For initial grants to new directors, stock options are awarded upon election to the Board.
During the last fiscal year, neither the Board nor the Compensation Committee took material nonpublic information into account when determining the timing or terms of stock options, nor did the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We did not grant stock options, stock appreciation rights or similar option-like instruments in 2024 to any NEO during any period beginning four business days before and ending one business day after the filing of any Form
10-Q
or
10-K,
or the filing or furnishing of a Form
8-K
that discloses material nonpublic information.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of common stock as of March 31, 2025, by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of common stock;

•	each of our current directors;

•	each of our NEOs; and

•	all of our current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to common stock. Percentage of beneficial ownership is based on 21,992,387 shares of common stock outstanding as of March 31, 2025 and does not give effect to the Warrant Exchanges or the April 2025 Private Placement (each as defined below), as discussed in more detail below under “Transactions With Related Persons.” In addition, shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2025, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the person or entity holding such options, warrants or other rights (but not any other person or entity) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Rein Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758.

	Total Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Entities affiliated with Bios Partners (1)	2,207,685	9.99%
Named Executive Officers and Directors
Brian Windsor, Ph.D. (2)	882,942	3.9%
Manuel C. Alves Aivado, M.D., Ph.D. (3)	245,416	1.1%
Charles T. Garner (4)	357,749	1.6%
Josef H. von Rickenbach (5)	27,579	*
Reinhard J. Ambros, Ph.D. (6)	15,165	*
William C. Fairey (7)	19,107	*
Alan A. Musso (8)	19,107	*
All Executive Officers and Directors as a Group (6 persons)	1,209,316	5.1%

*	Represents beneficial ownership of less than 1% of our outstanding stock.
(1)

Beneficial ownership of the entities affiliated with Bios Partners (the “Bios Entities”) consists of (i) 624 shares of common stock held by Bios Equity Partners, LP; (ii) 110,039 shares of common stock held by Bios Fund I QP, LP; (iii) 188,293 shares of common stock held by Bios Fund I, LP; (iv) 19,274 shares of common stock held by Bios Fund II NT, LP; (v) 143,991 shares of common stock held by Bios Fund II QP, LP; (vi) 44,201 shares of common stock held by Bios Fund II, LP; (vii) 474,105 shares of common stock held by Bios LTI Co-Invest III QP, LP; (viii) 462,731 shares of common stock held by Bios LTI Co-Invest III, LP; (ix) 170,117 shares of common stock held by Bios LTI SPV II, LP; (x) 224,000 shares of common stock held by Bios Clinical Opportunity Fund, LP; (xi) 18,000 shares of common stock held by Bios Fund III NT, LP; (xii) 110,000 shares of common stock held by Bios Fund III QP, LP; (xiii) 17,000 shares of common stock held by Bios Fund III, LP; (iii) 2,823 shares of common stock and 2,274 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2025 held by Aaron Fletcher; (xiv) 107,819 shares of common stock held by Circle K Invesco, LP; (xv) 644 shares of common stock held by The Aaron Fletcher Trust u/a/d May 17, 2016; (xvi) 644 shares of common stock held by The Holly Fletcher Trust u/a/d May 17, 2016; (xvii) 105,000 shares of common stock issuable upon conversion of Series X preferred stock held in the aggregate by Bios Entities exercisable within 60 days after March 31, 2025; and (xviii) 6,106 shares of common stock held by The Fucci Family Living Trust. As a result of the blocker provision set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series X Preferred Stock (the “Certificate of Designation”), the share numbers in the preceding sentence exclude an additional 12,127,000 shares of common stock issuable upon conversion of the Series X preferred stock held in the aggregate by the Bios Entities. The Certificate of Designation provides that any holder of Series X preferred stock will not have a right to convert, subject to certain exceptions, the Series X preferred stock for common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would hold 19.99% of the total number of shares of common stock then outstanding, subject to decrease upon written notice by the holder. The Bios Entities have provided such notice to decrease the beneficial ownership limitation to 9.99%. The reported share number also excludes an additional 1,937,989 shares of common stock issuable upon exercise of warrants held in the aggregate by the Bios Entities, such warrants also being subject to a 9.99% beneficial ownership limitation with respect to the Bios Entities.

(2)	Consists of (i) 2,046 shares of common stock held directly and (ii) 880,896 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(3)	Consists of (i) 50 shares of common stock held directly and (ii) 245,366 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(4)	Consists of 357,749 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(5)	Consists of (i) 15,454 shares of common stock held directly and (ii) 12,125 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(6)	Consists of (i) 290 shares of common stock held directly and (ii) 14,875 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(7)	Consists of 19,107 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.
(8)	Consists of 19,107 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had five equity compensation plans, each of which was approved by our stockholders: our 2006 Equity Incentive Plan, as amended (the “2006 Plan”), our 2016 Stock Incentive Plan (the “2016 Plan”), our 2017 Stock Incentive Plan (the “2017 Plan”), our 2021 Stock Incentive Plan (the “2021 Plan”), and our 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company also assumed Lung’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as a result of the Lung Acquisition.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($/share) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,591,304	(2)	9.21	3,977,468	(3)(4)
Equity compensation plans not approved by security holders(5)	—		—	—
Total	1,591,304		5.41	3,977,468

(1)	Represents the weighted average exercise price of the 1,591,304 stock options that were outstanding as of December 31, 2024.
(2)

Consists of (i) 6,693 shares to be issued upon exercise of outstanding options under our 2006 Plan as of December 31, 2024, (ii) 8,404 shares to be issued upon exercise of outstanding options under our 2016 Plan as of December 31, 2024, (iii) 98,528 shares to be issued upon exercise of outstanding options under our 2017 Plan as of December 31, 2024, and (iv) 1,477,679 shares to be issued upon exercise of outstanding options under our 2021 Plan as of December 31, 2024.

(3)

Consists of (i) 3,977,468 shares that remained available for future issuance under our 2021 Plan as of December 31, 2024, and (ii) 7,500 shares that remained available for future issuance under our 2017 ESPP as of December 31, 2024. No shares remained available for future issuance under the 2006 Plan, the 2016 Plan, or the 2017 Plan as of December 31, 2024.

(4)

Our 2017 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 ESPP to be added on the first day of each fiscal year through the fiscal year ending December 31, 2027, in an amount equal to the least of 31,120 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2024 and January 1, 2025, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision.

(5)

The table does not include 1,578,164 shares to be issued upon exercise of options outstanding under Lung’s 2013 Plan, with a weighted average exercise price of $1.58, as of December 31, 2024, and 726,437 shares to be issued upon exercise of outstanding warrants under Lung’s 2013 Plan, with a weighted average exercise price of $5.66, as of December 31, 2024, which options and warrants were assumed by us in connection with the Lung Acquisition. The 2013 Plan was not approved by our stockholders. Following the closing of the Lung Acquisition, no further awards can be granted under the 2013 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions with Related Persons

Since January 1, 2023, we have engaged in the following transactions in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year-end for fiscal years 2024 and 2023, and any of our executive officers, directors, or beneficial holders of more than 5% of any class of voting securities, or any of their affiliates, had a direct or indirect material interest. We believe that all of these transactions were on terms comparable to terms that could have been obtained from unrelated third parties.

Warrant Exchanges and April 2025 Private Placement

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of 2023 Warrants (as defined below under “— Lung Acquisition and Financing”), including entities affiliated with Bio Partners, a greater than 5% beneficial holder of outstanding shares of our common stock, which holders agreed, in exchange for pre-funded warrants to purchase an aggregate of 1,300,500 shares of common stock at an exercise price of $0.001 per share (the “Exchange Pre-Funded Warrants”), to surrender 2023 Warrants to purchase an aggregate of 1,300,500 shares of common stock for cancellation and make an aggregate cash payment of $1.599 per share into which the Exchange Pre-Funded Warrants are exercisable on or before April 24, 2025 (the “Warrant Exchanges”).

In addition, on April 21, 2025, an entity affiliated with Bios Partners (the “Bios Purchaser”) agreed to purchase additional pre-funded warrants to purchase 312,695 shares of common stock in a private placement (the “Placement Pre-Funded Warrants” and together with the Exchange Pre-Funded Warrants, the “Pre-Funded Warrants”) pursuant to a subscription agreement, at a price of $1.599 per share underlying the Placement Pre-Funded Warrants (the “April 2025 Private Placement”). The April 2025 Private Placement closed on April 24, 2025.

In connection with the April 2025 Private Placement, we entered into a Registration Rights Agreement (the “April 2025 Registration Rights Agreement”) with the Bios Purchaser. Pursuant to the April 2025 Registration Rights Agreement, we agreed that we will prepare and file a resale registration statement with the SEC within 90 calendar days following the date on which the Bios Purchaser has informed us that Bios Partners and its affiliates beneficially owns more than 9.99% of the outstanding shares of common stock or the voting power of the Company (the “Filing Deadline”). We agreed to use our commercially reasonable best efforts to cause this registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline.

Under the April 2025 Registration Rights Agreement, we also agreed, among other things, to indemnify the Bios Purchaser, its officers, directors, agents, partners, members, managers, stockholders, affiliates and employees under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions and all legal fees and expenses of legal counsel for Bios Partners, except for reasonable and documented fees and expenses in an amount not to exceed $30,000 in connection with the review of the registration statement) incident to our obligations under the April 2025 Registration Rights Agreement.

Lung Acquisition and Financing

Upon the closing of the Lung Acquisition, entities associated with Bios Partners became beneficial owners of more than 5% of our voting securities. Immediately following the closing of the Lung Acquisition, we entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors (the “Investors”) led by Bios Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, and including Nantahala Capital, as well as additional undisclosed investors, pursuant to which we issued and sold (i) an aggregate of 4,707 shares of Series X preferred stock, and (ii) warrants (the “2023 Warrants”) to purchase up to an aggregate of 2,353,500 shares of common stock (the “2023 Warrant Shares”) for an aggregate purchase price of approximately $18.4 million, which included the conversion of certain convertible promissory notes in the aggregate principal amount of approximately $1.6 million issued by Lung to Bios Partners prior to the closing of the Lung Acquisition at a 10% discount to the per share price of the Series X preferred stock (the “Financing”).

Upon the closing of the Financing, (i) Bios Clinical Opportunity Fund, LP purchased 1,136 shares of Series X preferred stock and a 2023 Warrant to purchase 568,000 shares of common stock for a purchase price of approximately $4.4 million, (ii) Bios Fund III NT, LP purchased 125 shares Series X preferred stock and a 2023 Warrant to purchase 62,500 shares of common stock for a purchase price of approximately $0.5 million, (iii) Bios Fund III QP, LP purchased 777 shares of Series X preferred stock and a 2023 Warrant to purchase 388,500 shares of common stock for a purchase price of approximately $3.0 million, and (iv) Bios Fund III, LP purchased 119 shares of Series X preferred stock and a 2023 Warrant to purchase 59,500 shares of common stock for a purchase price of approximately $0.5 million. In addition, certain convertible promissory notes issued by Lung to Bios Clinical Opportunity Fund, LP in an amount of approximately $1.6 million were converted, at a 10% discount to the per share price of Series X preferred stock, into 444 shares of Series X preferred stock and a Warrant to purchase 222,000 shares of common stock.

Concurrently and in connection with the Lung Acquisition, we entered into lock-up agreements with entities associated with Bios Partners, pursuant to which each entity was subject to a 180-day lockup on the sale or transfer of shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock (including without limitation, shares of common stock or such other securities which may be deemed to be beneficially owned by such entity in accordance with the rules and regulations of the SEC and our securities which may be issued upon exercise of an option to purchase shares of common stock or a warrant to purchase shares of common stock) that were held by such entity at the closing of the Lung Acquisition and hereafter owned by such entity, including those shares issued in the Lung Acquisition, subject to certain customary exceptions.

In connection with the Financing, we entered into a Registration Rights Agreement (the “November 2023 Registration Rights Agreement”) with the Investors. Pursuant to the November 2023 Registration Rights Agreement, we agreed to prepare and file a resale registration statement with the SEC within 90 calendar days following the closing of the Financing and such registration statement was declared effective on February 5, 2024. The November 2023 Registration Rights Agreement also contains customary terms, including an obligation to indemnify the Investors, their officers, directors, agents, partners, members, managers, stockholders, affiliates and employees under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions and all legal fees and expenses of legal counsel for the Investors, except for reasonable and documented fees and expenses in an amount not to exceed $30,000 of the Investors that hold a majority in interest of the registrable securities in connection with the review of the registration statement) incident to our obligations under the November 2023 Registration Rights Agreement.

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

Policies and Procedures for Related Person Transactions

The Board has adopted a written related person transaction policy to set forth policies and procedures for the review of any transaction, arrangement, or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement, or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Executive Officer. The policy calls for the proposed related person transaction to be reviewed and approved by the Audit Committee. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the Chair of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related-person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related-person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of such entity, that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity; (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction; (c) the amount involved in the transaction equals less than the greater of $1.0 million or 2% of the annual gross revenues of the other entity that is a party to the transaction; and (d) the amount involved in the transaction equals less than 2% of our annual gross revenues; and

•	a transaction that is specifically contemplated by provisions of our charter or by-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Employment Agreements

Brian Windsor, Ph.D.

In February 2014, Lung entered into an employment agreement with Brian Windsor, Ph.D., as amended by a letter agreement in February 2023 and as further amended by a letter agreement in October 2023. Pursuant to the employment agreement, as amended, Dr. Windsor is currently entitled to an annual base salary of $575,000 and is eligible to receive an annual bonus based on a bonus target of 50% of his annual base salary based on performance against goals and at the discretion of the Board. In addition, pursuant to the employment agreement, in the event that Dr. Windsor is terminated without cause or resigns for good reason then, subject to the execution of a release agreement, Dr. Windsor will be eligible to receive twelve months’ base salary in the form of severance payments, less statutory deductions and withholdings, payable in the form of salary continuation.

Manuel C. Alves Aivado, M.D., Ph.D.

In September 2018, in connection with our appointment of Dr. Aivado as our President and Chief Executive Officer, we entered into an employment agreement with Dr. Aivado, which superseded his July 2014 employment agreement with us. Pursuant to the terms of Dr. Aivado’s September 2018 employment agreement, we agreed to pay Dr. Aivado a base salary at a rate of $41,666.67 per month, which was based on an annualized base salary of $500,000. Beginning in 2019, following the end of each calendar year that Dr. Aivado was employed by us, Dr. Aivado was eligible to receive a discretionary performance target bonus of up to 50% of his then annual base salary based on the achievement of performance milestones set by either the Board or the Compensation Committee. The employment agreement also provided that following the end of the 2018 calendar year, Dr. Aivado was eligible to receive a discretionary performance target bonus calculated on the basis of 35% of his base salary as of August 31, 2018 pro-rated for the first eight months of the fiscal year, and 50% of his current base salary under the employment agreement pro-rated for the remaining four months of the fiscal year. The amount of such bonus and the achievement of such milestones were determined by our Board in its sole discretion. Dr. Aivado was also entitled to receive reimbursement of up to $4,400 per month for travel and living accommodations pursuant to the employment agreement.

See “Severance and Change in Control Agreements” below for a description of Dr. Aivado’s severance agreement.

Charles T. Garner

In December 2018, Lung entered into an employment agreement with Mr. Garner, as amended by a letter agreement in October 2023. Pursuant to the employment agreement, as amended, Mr. Garner was entitled to an annual base salary of $450,000 and was eligible to receive an annual bonus based on a bonus target of 45% of his annual base salary based on performance against goals and at the discretion of the Board.

See “Severance and Change in Control Agreements” below for a description of Mr. Garner’s severance agreement.

Severance and Change in Control Agreements

Manuel C. Alves Aivado, M.D., Ph.D.

On March 11, 2024, Dr. Aivado agreed that his employment with us would cease and he would resign from his position as President and Chief Executive Officer of the Company, effective as of March 11, 2024 (the “Aivado Separation Date”). Dr. Aivado remains a member of the Board. In connection with Dr. Aivado’s separation from the Company, and in accordance with the severance agreement, dated as of September 6, 2018, between the Company and Dr. Aivado, Dr. Aivado is entitled to receive his base salary for eighteen months following the Aivado Separation Date and payments on Dr. Aivado’s behalf of the monthly premiums for medical insurance coverage under COBRA until the earlier of the date that is eighteen months following the Aivado Separation Date or the date on which Dr. Aivado becomes eligible to receive group health insurance coverage through another employer. Dr. Aivado also received a lump sum payment equal to one and one-half times Dr. Aivado’s target bonus for the 2024 calendar year, and the vesting any unvested equity awards was accelerated in full. Dr. Aivado’s receipt of these post-separation benefits under the severance agreement was conditioned upon his execution of a severance and release of claims agreement with the Company.

Charles T. Garner

On May 15, 2024, Mr. Garner agreed that his employment with us would cease and he would resign from his position as our principal financial officer and principal accounting officer, effective May 15, 2025 (the “Garner Separation Date”). In connection with Mr. Garner’s separation from the Company, and in accordance with the retention agreement, dated as of March 23, 2024, between the Company and Mr. Garner, Mr. Garner is entitled to receive his base salary for twelve months following the Garner Separation Date. Mr. Garner’s receipt of this post-separation benefit under the retention agreement was conditioned upon his execution of a release of claims agreement with the Company.

Other Agreements

We have entered into employee confidentiality and inventions agreements with each of our NEOs under which each NEO has agreed (1) to protect our confidential and proprietary information and (2) to assign to us related intellectual property developed during the course of his employment. We also entered into non-solicitation and non-competition agreements with Dr. Aivado under which Dr. Aivado agreed (1) not to compete with us during his employment and for a period of one year after the termination of his employment and (2) not to solicit our employees during his employment and for a period of two years after the termination of his employment.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $22,500 in 2023 and $23,000 in 2024, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $7,500 in 2023 and $7,500 in 2024.

In March 2021, the Compensation Committee adopted a 100% match on the first 4% of eligible compensation, retroactively effective to January 1, 2021, which remained applicable in 2023 and 2024. This was a non-voluntary contribution by the Company for 2023 and 2024 and will be a non-voluntary contribution by the Company for 2025.

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

Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of the Board.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

Audit Fees and Servies

Marcum LLP (“Marcum”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The following table summarizes the fees of Marcum for the fiscal years ended December 31, 2024 and 2023. All such services and fees were pre-approved by the Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2024	2023
Audit Fees (1)	$455,775	$540,750
All Other Fees (2)	$244,625	$—
Total Fees	$700,400	$540,750

(1)

“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.

(2)	“All Other Fees” consists of fees related to services that are normally provided in connection with registration statements and with our at-the-market offering.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve any audit or non-audit service to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $100,000. Any approval of services by the Chair of the Audit Committee pursuant to this delegated authority must be reported to the Audit Committee at the next meeting of the committee.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

(b) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated October 31, 2023, by and among Aileron Therapeutics, Inc., AT Merger Sub I, Inc., AT Merger Sub II, LLC and Lung Therapeutics, Inc.	8-K	10/31/2023	2.1

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022	8-K	11/10/2022	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of February, 29, 2024	10-K	4/15/2024	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of January 10, 2025	8-K	1/10/2025	3.1

3.5	Amended and Restated By-laws of the Registrant	8-K	1/10/2025	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	4/15/2024	4.2

4.3	Certificate of Designation of Series X Non-Voting Convertible Preferred Stock	8-K	10/31/2023	3.1

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Stock and Warrant Purchase Agreement	8-K	10/31/2023	4.1

10.1*	2006 Stock Incentive Plan, as amended	S-1^	6/2/2017	10.1

10.2*	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.2

10.3*	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1^	6/2/2017	10.3

10.4*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.5*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.7*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.8*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.9*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.10*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.11*	Aileron Therapeutics, Inc. 2021 Stock Incentive Plan, as amended	10-K	4/15/2024	10.11

10.12*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12

10.13*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13

10.14	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.15*	Amended and Restated Employment Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.2

10.16*	Severance Agreement, dated as of September 6, 2018, between the Registrant and Manuel C. Alves Aivado, M.D., Ph.D.	10-Q	11/7/2018	10.3

10.17	Form of Warrant to Purchase Common Stock	8-K	4/1/2019	10.3

10.18	Registration Rights Agreement, dated as of September 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	9/22/2020	10.2

10.19	Equity Distribution Agreement, dated July 26, 2024, by and between Aileron Therapeutics, Inc. and Citizens JMP Securities, LLC	8-K	7/26/2024	1.1

10.20*	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.2

10.21	Waiver Under Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	10-Q	10/13/2023	10.1

10.22#	Stock and Warrant Purchase Agreement, dated as of October 31, 2023, by and among Aileron Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	10/31/2023	10.1

10.23	Form of Registration Rights Agreement, by and among Aileron Therapeutics, Inc. and certain purchasers named therein	8-K	10/31/2023	10.2

10.24*	Executive Employment Agreement, dated as of February 1, 2014, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D., as amended	8-K	10/31/2023	10.3

10.25*	Letter Agreement, dated as of February 11, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.4

10.26*	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.5

10.27+#	Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd.	8-K	1/25/2024	10.1

10.28+	Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017.	8-K	1/25/2024	10.2

10.29+	Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023.	8-K	1/25/2024	10.3

10.30+	Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development.	8-K	1/25/2024	10.4

10.31+	License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C.	8-K	1/25/2024	10.5

10.32*	Lung Therapeutics, Inc. 2013 Long-Term Incentive Plan, as amended	10-K	4/15/2024	10.42

10.33*+#	Employment Agreement, dated as of December 18, 2023, by and between Lung Therapeutics, Inc. and Charles T. Garner	10-Q	5/15/2024	10.1

10.34*+	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Charles T. Garner	10-Q	5/15/2024	10.2

10.35*#	Retention Letter Agreement, dated as of March 23, 2024, by and between Aileron Therapeutics, Inc. and Charles T. Garner	10-Q	5/15/2024	10.3

19.1*	Aileron Insider Trading Policy	10-K	4/7/2025	19.1

21.1	Subsidiaries of Rein Therapeutics, Inc.	10-K	4/15/2024	21.1

23.1	Consent of Marcum LLP, independent registered public accounting firm	10-K	4/7/2025	23.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	4/7/2025	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	4/7/2025	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	4/7/2025	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	4/7/2025	32.2

97.1	Aileron Therapeutics, Inc. Compensation Recovery Policy	10-K	4/15/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

REIN THERAPEUTICS, INC.
Date: April 30, 2025	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)