Form 10-Q
period 2025-03-31
Rein Therapeutics, Inc.
filed 2025-05-15
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38130

Rein Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4196017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12407 N. Mopac Expy. Suite 250 #390 Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 802-1989

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RNTX	The Nasdaq Capital Market

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

As of May 14, 2025, the registrant had 22,153,736 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q of Rein Therapeutics, Inc. (“Rein,” “we,” “us,” “our,” or the “Company”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
our Phase 2 clinical trial of LTI-03 and our ability to complete such clinical trial, subject to obtaining additional funding;
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
•
the success of our remediation efforts related to the material weaknesses identified in our internal controls over financial reporting;
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
•
our reliance on third-party manufacturing and supply vendors and contract research organizations, or CROs;
•
potential benefits of any future collaboration;
•
developments relating to our competitors and our industry;
•
the impact of general economic conditions, including inflation and the imposition of new or revised tariffs or other trade restrictions; and
•
the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included, or incorporated by reference, in our Annual Report on Form 10-K, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

Effective on January 10, 2025, we amended our Restated Certificate of Incorporation, as amended, to effect a change in our name from “Aileron Therapeutics, Inc.” to “Rein Therapeutics, Inc.” Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Rein Therapeutics, Inc. and its wholly owned subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,428	$12,865
Prepaid expenses and other current assets	903	792
Total current assets	8,331	13,657
Property and equipment, net	1	1
Goodwill	6,330	6,330
Intangible assets	42,200	42,200
Other non-current assets	766	2
Total assets	$57,628	$62,190
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,149	$911
Accrued expenses and other current liabilities	4,828	4,838
Total current liabilities	5,977	5,749
Deferred tax liability	1,772	1,772
Other long-term liability	—	277
Total liabilities	7,749	7,798
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2025 and at December 31, 2024; 24,610 shares issued and 12,232 shares outstanding at March 31, 2025 and at December 31, 2024	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2025 and at December 31, 2024; 22,005,317 shares and 21,666,012 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	108	108
Additional paid-in capital	361,699	360,697
Accumulated other comprehensive loss	(32)	(18)
Accumulated deficit	(356,901)	(351,400)
Total liabilities, convertible preferred stock and stockholders’ equity	$57,628	$62,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$—
Operating expenses:
Research and development	3,054	3,463
General and administrative	2,555	3,742
Total operating expenses	5,609	7,205
Loss from operations	(5,609)	(7,205)
Other income, net	108	92
Net loss	$(5,501)	$(7,113)
Net loss per share—basic and diluted	$(0.25)	$(0.86)
Weighted average common shares outstanding—basic and diluted	21,915,891	8,301,798
Comprehensive loss:
Net loss	$(5,501)	$(7,113)
Other comprehensive gain:
Unrealized gain on investments, net of tax of $0	(45)	—
Foreign currency translation adjustments	31	—
Total other comprehensive gain	(14)	—
Total comprehensive loss	$(5,515)	$(7,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock	—	—	317,772	—	738	—	—	738
Stock-based compensation expense	—	—	—	—	264	—	—	264
Exercise of stock options	—	—	21,533	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(5,501)	(5,501)
Balances at March 31, 2025	12,232	$45,005	22,005,317	$108	$361,699	$(32)	$(356,901)	$49,879

Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(11,957)	(44,826)	11,957,000	12	44,814	—	—	—
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net loss	—	—	—	—	—	—	(7,113)	(7,113)
Balances at March 31, 2024	$12,653	$46,584	$16,842,512	$103	$340,340	$(63)	$(295,630)	$91,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,501)	$(7,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	59
Stock-based compensation expense	264	150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125)	185
Other assets	(764)	1,301
Accounts payable	238	966
Operating lease liabilities	—	(48)
Accrued expenses and other current liabilities	(10)	(771)
Other long-term liabilities	(277)	—
Net cash used in operating activities	(6,175)	(5,271)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	737	—
Proceeds from issuance of common stock in connection with stock option exercises	1	—
Net cash provided by financing activities	738	—
Net decrease in cash, cash equivalents and restricted cash	(5,437)	(5,271)
Cash, cash equivalents and restricted cash at beginning of period	12,865	17,338
Cash, cash equivalents and restricted cash at end of period	$7,428	$12,067

Cash and cash equivalents at end of period	$7,428	$12,042
Restricted cash at end of period	—	25
Cash, cash equivalents and restricted cash at end of period	$7,428	$12,067

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series X non-voting convertible preferred stock into common stock shares	$—	$44,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business

On January 10, 2025, Aileron Therapeutics, Inc., or Aileron, amended its Restated Certificate of Incorporation, as amended, to effect a change of the Company’s name from “Aileron Therapeutics, Inc.” to “Rein Therapeutics, Inc.”, or Rein, or the Company.

Prior to the Lung Acquisition (as defined below), the Company was a clinical stage chemoprotection oncology company. The Company’s product candidate, ALRN-6924, was a MDM2/MDMX dual inhibitor that leverages its proprietary peptide drug technology. In February 2023, the Company decided to terminate further development of ALRN-6924. On October 31, 2024, the Company entered into an exclusive option agreement with Advancium Health Network, or Advancium, for the sale of ALRN-6924.

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations. The Company’s lead product candidate, LTI-03, is being developed for the treatment of Idiopathic Pulmonary Fibrosis, or IPF, and has been evaluated in a healthy volunteer Phase 1a clinical trial and in a Phase 1b clinical trial in IPF patients. A Phase 2 multi-center, randomized, double-blind, and placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 in patients with IPF will enroll up to 120 IPF patients with interim topline data expected in the first half of 2026. The Company’s second product candidate, LTI-01, is in development for loculated pleural effusion, or LPE. The Company has completed Phase 1b and Phase 2a clinical trials in LPE patients. In June 2024, the Company decided to temporarily delay clinical development of LTI-01 in an effort to focus its resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, the Company determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

Liquidity and Going Concern

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the condensed consolidated financial statements are issued.

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2025, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $712 in net proceeds from sales of common stock under our “at-the-market” offering program, $131,211 from sales of preferred stock prior to its initial public offering, or IPO, $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, and $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024. As of March 31, 2025, the Company had $7,428 in cash and cash equivalents.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. As of March 31, 2025, none of the Offering Warrants had been exercised.

On May 15, 2025, the Company entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Prior to entering into the Wainwright Sales Agreement, the Company terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company could offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP by any method that was deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants, as described in Note 3, and certain holders of the Offering Warrants, who agreed to exercise for cash the PIPE Warrants and the Offering Warrants, or the Warrant Exercises. The total gross proceeds for the Warrant Exercises were $1,679. Also in April 2025, the Company entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to the Company for cancellation and made an aggregate cash payment into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges. The total gross proceeds for the Warrant Exchanges were $3,101. In addition, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement underlying the Placement Pre-Funded Warrants, or the Private Placement. Total gross proceeds for the Private Placement were $500. The Warrant Exercises, Warrant Exchanges and Private Placement are collectively referred to as the April 2025 Transactions. Refer to Note 15 for more details.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $7,428 as of March 31, 2025, together with the proceeds received by the Company in the April 2025 Transactions will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $5,501 and $7,113 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $356,901. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. Management expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

The Company plans to address these conditions by, among other things, raising additional funds through equity or debt financings, strategic collaborations, licensing arrangements or other sources. However, there is no assurance that such funding will be available to the Company, will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s funding estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. If additional funds are not available, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed. The Company’s future viability is dependent on its ability to raise additional capital, enter into a financing, consummate a successful acquisition, merger, business combination, or sale of assets or other transaction. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 7, 2025.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025.

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

Recently Adopted Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2025. Adoption of this ASU did not have material effect on the Company’s condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December

15, 2024. On January 1, 2023, the Company adopted this ASU. The Company has evaluated the impact of the new requirements and prepared the required disclosures. Refer to Note 14 for a summary of the segment loss, including significant segment expenses.

Accounting Pronouncements Not Yet Adopted

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, Income Statement—Reporting Comprehensive Income: Disaggregation of Income Statement Expenses. The FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to improve relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. The ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in ASU 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

Immediately following the closing of the Lung Acquisition, on October 31, 2023, the Company entered into a Stock and Warrant Purchase Agreement, or the Purchase Agreement, with a group of accredited investors, pursuant to which the Company issued and sold (i) an aggregate of 4,707 shares of Series X Preferred Stock, and (ii) warrants, or the PIPE Warrants, to purchase up to an aggregate of 2,353,500 shares of the Company’s common stock, or the PIPE Warrant Shares, for an aggregate purchase price of approximately $18,429, which included the conversion of certain convertible promissory notes in the aggregate principal amount of $1,553 issued by Lung to Bios Partners, the majority stockholder of Lung prior to the closing of the Lung Acquisition, at a 10% discount to the per share price of the Series X Preferred Stock, or collectively, the PIPE Financing. The PIPE Financing closed on November 2, 2023. Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock.

The net proceeds from the PIPE Financing of approximately $17,536 are expected to continue to be used to advance Rein’s clinical development pipeline, business development activities, working capital and other general corporate purposes.

The Lung Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. Consideration transferred is the sum of the acquisition-date fair values of the assets transferred, the liabilities incurred by the acquirer to the former owners of the acquiree, and the equity interests issued by the acquirer to the former owners of the acquiree (except for the measurement of share-based payment awards). The Company recorded the assets acquired and liabilities assumed as of the date of the Lung Acquisition.

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$59	$—	$—	$59
Treasury bills	4,760	—	—	4,760
	$4,819	$—	$—	$4,819

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,539	$—	$—	$2,539
Treasury bills	8,341	—	—	8,341
	$10,880	$—	$—	$10,880

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid research and development	$39	$116
Other current assets	864	676
Total prepaid expenses and other current assets	$903	$792

6. Goodwill and Indefinite-Lived Intangible Assets

$6,330 of goodwill and $79,200 of indefinite-lived intangible assets acquired in the Lung Acquisition were recorded at fair value on the Lung Acquisition date. In the fourth quarter of 2024, an assessment of recoverability and impairment was performed at the individual indefinite-lived intangible asset level. The Company concluded that the fair value of the LTI-01 was less than its carrying value and recognized an impairment loss for this asset of approximately $37,000 in the year ended December 31, 2024.

The Company performed a qualitative assessment of goodwill and indefinite-lived intangible assets for potential impairment as of March 31, 2025, and concluded that there were no qualitative factors that would have triggered impairment, therefore no impairment for indefinite-lived intangible asset or goodwill was recognized as of March 31, 2025.

7. Other Assets

Other assets consisted of the following:

	March 31, 2025	December 31, 2024
Non-current prepaid research and development	$—	$—
Other assets	766	2
Total other non-current assets	$766	$2

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
External research and development services	$3,438	$2,720
Payroll and payroll-related costs	652	1,474
Professional fees	574	522
Other	164	122
Total accrued expenses and other current liabilities	$4,828	$4,838

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding

On October 31, 2023, under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, the Company issued to the stockholders of Lung 344,345 shares of the common stock, and 19,903 shares of Series X Preferred Stock.

Immediately following the closing of the Lung Acquisition, on October 31, 2023, the Company entered into the Purchase Agreement with a group of accredited investors, pursuant to which the Company issued and sold an aggregate of 4,707 shares of Series X Preferred Stock and PIPE Warrants to purchase up to an aggregate of 2,353,500 shares of common stock. Refer to Note 3 for more details on the PIPE Financing in connection with the Purchase Agreement. Since the Series X Preferred Stock was sold as a unit with the PIPE Warrants according to the Purchase Agreement, the proceeds received were allocated to each instrument on a relative fair value basis. Total gross proceeds of $18,429 less $893 of issuance costs were allocated as follows: $16,795 to the Series X Preferred Stock and $741 to the PIPE Warrants. The Series X Preferred Stock and the PIPE Warrants issued in the PIPE Financing were recorded at par value of $0.001.

At the 2023 annual meeting of stockholders, or the 2023Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of March 31, 2025 and December 31, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

10. Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of March 31, 2025 and December 31, 2024, the Company had 22,005,317 and 21,666,012 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of March 31, 2025 and December 31, 2024, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Prior to entering into the Wainwright Sales Agreement, the Company terminated its prior “at the market offering” pursuant to the Equity Distribution Agreement with Citizens JMP. In the three months ended March 31, 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

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

The Company had assessed the Offering Warrants for appropriate equity or liability classification and determined the Offering Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, or ASC 815. The Offering Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Offering Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Offering Warrants were initially recognized at their relative fair value in the amount of $8.0 million at the time of issuance determined using Black-Scholes option-pricing model and will not be remeasured.

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

In addition, as of March 31, 2025, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,080,582 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
2,389,566 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 ESPP (as defined below), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
7,353,442 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 2,353,500 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, and (iii) warrants to purchase 4,273,505 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027.

Accordingly, as of March 31, 2025, out of the 100,000,000 shares of common stock presently authorized, 47,292,477 shares are issued and outstanding or reserved for issuance and 52,707,523 shares of common stock remain available for future issuance.

11. Stock-Based Awards

As of March 31, 2025, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of March 31, 2025, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,432,679 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of March 31, 2025.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of March 31, 2025, of which 2,389,566 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of March 31, 2025, the Company had 1,432,679 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of March 31, 2025, 1,540,971 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

There were no stock options granted in the three months ended March 31, 2025. The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the three months ended March 31, 2024 were as follows, presented on a weighted average basis:

Three Months Ended March 31,
2024
Risk-free interest rate	4.3%
Expected term (in years)	5.5
Expected volatility	105.7%
Expected dividend rate	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,169,468	$5.41	7.0	$1,605
Exercised	(21,533)	1.05	—	18
Forfeited/Canceled	(59,310)	2.73	—	—
Expired	(8,043)	85.03	—	—
Outstanding at March 31, 2025	3,080,582	$5.28	6.7	$913

Options exercisable at March 31, 2025	2,040,403	$6.54	5.4	$862
Options vested and expected to vest at March 31, 2025	3,040,624	$5.32	6.7	$910
Options exercisable at December 31, 2024	2,059,025	$6.79	5.6	$1,524
Options vested and expected to vest at December 31, 2024	3,120,812	$5.45	7.0	$1,600

There were no stock options granted in the three months ended March 31, 2025. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 was $3.82. The aggregate fair value of stock options that vested during the three months ended March 31, 2025 and 2024, was $46 and $228, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $18. There were no stock options exercised during the three months ended March 31, 2024.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$64	$39
General and administrative expenses	200	111
Total stock-based compensation expense	$264	$150

As of March 31, 2025, the Company had an aggregate of $2,130 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.15 years. As of March 31, 2024, the Company had an aggregate of $525 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 1.65 years.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(5,501)	$(7,113)
Denominator:
Weighted average common shares outstanding—basic and diluted	21,915,891	8,301,798
Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.86)

The Company’s potential dilutive securities, which include stock options as of March 31, 2025 and 2024, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	3,080,582	2,126,972
Warrants to issue shares of common stock	7,353,442	3,726,696
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,653,000
Total	22,666,024	18,506,668

13. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of March 31, 2025, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

As of March 31, 2025, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $9 license maintenance fees in the three months ended March 31, 2025 and 2024, respectively.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the three months ended March 31, 2025 and 2024.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the three months ended March 31, 2025 and 2024.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $0 and $25 license fees in the three months ended March 31, 2025 and 2024, respectively.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the three months ended March 31, 2025 and 2024.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or December 31, 2024.

14. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
CMC activities	537	1,420
Clinical operation activities	65	43
Total LTI-01 program-related expenses	602	1,463
LTI-03 program-related expenses:
Preclinical study costs	556	82
CMC activities	560	260
Clinical operation activities	673	1,031
Total LTI-03 program-related expenses	1,789	1,373
Other program-related expenses	8	39
Employee related expenses	622	606
Professional fees for services	17	(20)
Facilities and other expenses	16	2
Total research and development expenses	3,054	3,463
General and administrative expenses:
Employee related expenses	947	1,200
Professional fees for services	1,138	2,000
Facilities and other expenses	470	542
Total general and administrative expenses	2,555	3,742
Other income, net	(108)	(92)
Segment and consolidated net loss	$(5,501)	$(7,113)

15. Subsequent Event

April 2025 Transactions

On April 21, 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants and certain holders of the Offering Warrants. Pursuant to these letter agreements, these holders agreed to exercise for cash the PIPE Warrants for the purchase of an aggregate of 159,500 shares of common stock and the Offering Warrants for the purchase of an aggregate of 890,138 shares of common stock at a reduced exercise price of $1.60 per share on or before April 24, 2025 in the case of the PIPE Warrants and May 1, 2025 in the case of the Offering Warrants. The total gross proceeds for the Warrant Exercises were $1,679.

On April 21, 2025, the Company also entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to purchase an aggregate of 1,939,000 shares of common stock to us for cancellation and made an aggregate cash payment of $1.599 per share into which the Exchange Pre-Funded Warrants are exercisable on or before April 24, 2025. In the Warrant Exchanges, entities affiliates with Bios Partners exchanged PIPE Warrants to purchase an aggregate of 1,300,500 shares of common stock plus the required cash for Exchange Pre-Funded Warrants. The total gross proceeds for the Warrant Exchanges were $3,101.

In addition, on April 21, 2025, the Bios Purchaser purchased the Placement Pre-Funded Warrants pursuant to a subscription agreement at a price of $1.599 per share underlying the Placement Pre-Funded Warrants. The Private Placement closed on April 24, 2025. The total gross proceeds for the Private Placement were $500.

Master Services Agreement

In April 2025, the Company entered into a master services agreement with a third party CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under the Company’s Protocol LTI-03-2001. The total potential obligation of the Company under the master services agreement is approximately $16,928.

Sales Agreement with H.C. Wainwright

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company may offer and sell shares of its common stock. Prior to entering into the Wainwright Sales Agreement, on May 15, 2025, the Company terminated the Equity Distribution Agreement with Citizens JMP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the quarter ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”).

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

In May 2025, we initiated the RENEW Phase 2 clinical trial of LTI-03, with screening and recruitment of patients underway. The RENEW trial is a Phase 1 multi-center, randomized, double-blind, placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 patients with IPF. In addition, the trial is designed to assess the activity of inhaled dry powder LTI-03 across multiple biomarkers and to measure lung function and the potential for healthy tissue regeneration. The trial is designed to enroll approximately 120 patients diagnosed with IPF within 5 years of screening, who may be receiving standard of care antifibrotic therapy, across up to 50 sites globally, including sites in the United States, United Kingdom, Germany, Austria and Poland.

Patients will be randomized into two blinded placebo-controlled cohorts that will run concurrently. Patients in the low dose cohort will receive 2.5 mg of either LTI-03 or placebo administered twice daily, or BID, for a total dose of 5 mg/day, while participants in the high dose cohort will receive 5 mg BID for a total dose of 10 mg/day. The primary endpoint is the incidence of treatment-emergent adverse events from Day 1 through Week 24. The key secondary endpoint is the efficacy of LTI-03 measured through forced vital capacity, percent predicted FVC and high-resolution computer tomography, in collaboration with Qureight Ltd. Patients will undergo a 28-day screening period prior to being randomized and entering the 24-week treatment period, with a four-week follow-up. We expect to report interim topline data from the RENEW Phase 2 trial in the first half of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $0.7 million in net proceeds from sales of common stock under our “at-the-market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition (as defined below) in 2023, $17.7 million in net proceeds in connection with the issuance and sale of shares and the accompanying warrants in our public offering in May 2024, and $5.3 million in gross proceeds in connection with the April 2025 Transactions (as defined below) in April 2025.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $5.5 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $356.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur operating losses for the foreseeable future.

As of March 31, 2025, we had cash and cash equivalents of $7.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the proceeds raised in the April 2025 Transactions, will enable us to fund our planned operating expense and capital expenditure requirements into September 2025. The funds are not sufficient to enable us to complete our Phase 2 clinical trial of LTI-03 and we will need to obtain additional funding prior to completing the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.

Sales Agreement with H.C. Wainwright

On May 15, 2025, we entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Prior to entering into the Wainwright Sales Agreement, we terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which we could offer and sell up to $50.0 million of shares of our common stock from time to time through or to Citizens JMP by any method that was deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million.

April 2025 Warrant Transactions and Private Placement

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of the PIPE Warrants (as defined below) and certain holders of the Offering Warrants (as defined below). Pursuant to these letter agreements, these holders agreed to exercise for cash the PIPE Warrants for the purchase of an aggregate of 159,500 shares of common stock and the Offering Warrants for the purchase of an aggregate of 890,138 shares of common stock at a reduced exercise price of $1.60 per share, or the Warrant Exercises. The total gross proceeds for the Warrant Exercises were $1.7 million.

On April 21, 2025, we also entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, to purchase an aggregate of 1,939,000 shares of common stock at an exercise price of $0.001 per share, surrendered PIPE Warrants to purchase an aggregate of 1,939,000 shares of common stock to us for cancellation and made an aggregate cash payment of $1.599 per share into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges. In the Warrant Exchanges, entities affiliated with Bios Equity Partners, LP, or Bios Partners, exchanged PIPE Warrants to purchase an aggregate of 1,300,500 shares common stock plus the required cash for Exchange Pre-Funded Warrants. The total gross proceeds for the Warrant Exchanges were $3.1 million.

In addition, on April 21, 2025, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants to purchase 312,695 shares of the common stock in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement at a price of $1.599 per share underlying the Placement Pre-Funded Warrants, or the Private Placement. The Private Placement closed on April 24, 2025. The total gross proceeds for the Private Placement were $0.5 million. We refer to the Warrant Exercises, the Warrant Exchanges and the Private Placement as the April 2025 Transactions.

Exclusive Option Agreement with Advancium

On October 31, 2024, we entered into an exclusive option agreement, or the Option Agreement, with Advancium Health Network, or Advancium, for the sale of ALRN-6924, a clinical stage oncology agent that we were developing prior to the Lung Acquisition (as defined below). During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid us a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, we will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

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
•
expenses incurred in connection with the clinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
	(in thousands)
Operating expenses:
Research and development	3,054	3,463	(409)
General and administrative	2,555	3,742	(1,187)
Total operating expenses	5,609	7,205	(1,596)
Loss from operations	(5,609)	(7,205)	1,596
Other income, net	108	92	16
Net loss	$(5,501)	$(7,113)	$1,612

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 were $3.1 million, compared to $3.5 million for the three months ended March 31, 2024. The decrease of $0.4 million was primarily a result of the temporary delay of further clinical development of LTI-01. During the three months ended March 31, 2025, we spent $1.3 million on clinical trials, $0.9 million on manufacturing, $0.6 million on employee and related expenses, and $0.2 million on regulatory and development consulting. During the three months ended March 31, 2024, we spent $1.1 million on clinical trials, $1.6 million on manufacturing, $0.6 million on employee and related expenses, and $0.2 million on regulatory and development consulting.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended March 31, 2025, compared to $3.7 million for the three months ended March 31, 2024. The decrease of $1.2 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to decreased professional fees of $0.9 million as a result of decrease in legal expense and decreased employee and related expenses of $0.3 million as a result of employee turnovers in 2024.

Other Income, net

Other income, net of $0.1 million for the three months ended March 31, 2025 primarily consisted of interest income and accretion in our then-current cash and cash equivalents.

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

As of March 31, 2025, we had cash and cash equivalents of $7.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2025, together with the proceeds from the April 2025 Transactions, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into September 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 7, 2025 for additional risks associated with our substantial capital requirements.

To date, we have funded our operations through sales of common stock in our initial public offering, sales of common stock and warrants in follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of preferred stock prior to our initial public offering, payments received under a collaboration agreement, sales of common stock, preferred stock and warrants in connection with the Lung Acquisition and the PIPE Financing and sales of common stock upon option and warrant exercises.

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of the PIPE Warrants and certain holders of the Offering Warrants. Pursuant to these letter agreements, these holders agreed to exercise for cash the PIPE Warrants for the purchase of an aggregate of 159,500 shares of common stock and the Offering Warrants for the purchase of an aggregate of 890,138 shares of common stock at a reduced exercise price of $1.60 per share on or before April 24, 2025 in the case of the PIPE Warrants and May 1, 2025 in the case of the Offering Warrants. The total gross proceeds for the Warrant Exercises were $1.7 million.

On April 21, 2025, we also entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to purchase an aggregate of 1,939,000 shares of common stock to us for cancellation and made an aggregate cash payment of $1.599 per share into which the Exchange Pre-Funded Warrants are exercisable on or before April 24, 2025. In the Warrant Exchanges, entities affiliates with Bios Partners exchanged PIPE Warrants to purchase an aggregate of 1,300,500 shares of common stock plus the required cash for Exchange Pre-Funded Warrants. The total gross proceeds for the Warrant Exchanges were $3.1 million.

In addition, on April 21, 2025, the Bios Purchaser purchased the Placement Pre-Funded Warrants pursuant to a subscription agreement at a price of $1.599 per share underlying the Placement Pre-Funded Warrants. The Private Placement closed on April 24, 2025. The total gross proceeds for the Private Placement were $0.5 million.

On May 15, 2025, we entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of our common stock held by non-affiliates.

Prior to entering into the Wainwright Sales Agreement, we terminated the Equity Distribution Agreement with Citizens JMP. In January 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(6,175)	$(5,271)
Cash provided by financing activities	738	—
Net decrease in cash, cash equivalents and restricted cash	$(5,437)	$(5,271)

Operating Activities.

During the three months ended March 31, 2025, net cash used in operating activities was $6.2 million primarily due to our net loss of $5.5 million and cash used in the change in operating assets and liabilities of $1.0 million, offset by non-cash charges of $0.3 million. Non-cash charges resulted primarily from stock-based compensation expense of $0.3 million. Changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted primarily of a decrease of $0.3 million in other long-term liabilities and accrued expenses and other current liabilities, and increase of $0.8 million in other non-current assets, and an increase of $0.1 million in prepaid expenses and other current assets, offset by an increase of $0.2 million in accounts payable. During the three months ended March 31, 2024, net cash used in operating activities was $5.3 million primarily due to our net loss of $7.1 million, offset by cash provided by the change in operating assets and liabilities of $1.6 million and non-cash charges of $0.2 million. Non-cash charges resulted primarily from stock-based compensation expense of $0.2 million. Changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted primarily of a decrease of $1.3 million in other assets due to the recognition of a prepaid expense, and an increase of $1.0 million in accounts payable, offset by a decrease of $0.8 million in accrued expenses and other current liabilities.

Financing Activities.

During the three months ended March 31, 2025, net cash provided by financing activities was $0.7 million primarily due to the sale of 317,772 shares of common stock pursuant to the Equity Distribution Agreement. During the three months ended March 31, 2024, net cash provided by financing activities was $0 million.

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

Contractual and other obligations

We enter into contracts in the normal course of business with CROs for clinical and preclinical research studies, external manufacturers for product for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

In April 2025, we entered into a master services agreement with a third party CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Our total potential obligation under the master services agreement is approximately $16.9 million.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements to this Quarterly Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 7, 2025.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements to this Quarterly Report on Form 10-Q, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for the Lung Acquisition, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition. These material weaknesses continued to exist as of March 31, 2025 and December 31, 2024.

Management’s Plan to Remediate Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of our risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2021).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2022).

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated February 28, 2024 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2024).

3.4

Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

Rein Therapeutics, Inc.

Date: May 15, 2025	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer (Principal Financial Officer)