Form 10-Q
period 2025-06-30
Rein Therapeutics, Inc.
filed 2025-08-14
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 23,305,108 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to address the matters raised by the U.S. Food and Drug Administration in the clinical hold letter dated July 8, 2025 and resolve the clinical hold currently imposed on LTI-03;
•
our ability to secure sufficient additional capital in the near term or implement other strategies needed to alleviate our current substantial doubt about our ability to continue as a going concern;
•
our expectations regarding our ability to fund our operating expenses, our planned activities, and capital expenditure requirements with our cash, cash equivalents and investments
•
our Phase 2 clinical trial of LTI-03 and our ability to re-start and complete such clinical trial, subject to obtaining additional funding;
•
our decision to temporarily delay further clinical development of LTI-01 until additional funds are raised;
•
our unproven approach to drug research and development in the area of fibrotic diseases, with a focus on Caveolin-1, or Cav1, related peptides, and our ability to develop marketable products;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the SEC on April 7, 2025 (“Annual Report on Form 10-K”), particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,722	$12,865
Prepaid expenses and other current assets	880	792
Total current assets	6,602	13,657
Property and equipment, net	1	1
Goodwill	6,330	6,330
Intangible assets	42,200	42,200
Other non-current assets	2,346	2
Total assets	$57,479	$62,190
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,028	$911
Accrued expenses and other current liabilities	1,666	4,838
Total current liabilities	7,694	5,749
Deferred tax liability	1,772	1,772
Other long-term liability	—	277
Total liabilities	9,466	7,798
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2025 and at December 31, 2024; 24,610 shares issued and 12,232 shares outstanding at June 30, 2025 and at December 31, 2024	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2025 and at December 31, 2024; 23,046,121 shares and 21,666,012 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	109	108
Common stock subscribed	22
Additional paid-in capital	366,644	360,697
Accumulated other comprehensive loss	(44)	(18)
Accumulated deficit	(363,723)	(351,400)
Total liabilities, convertible preferred stock and stockholders’ equity	$57,479	$62,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,292	3,741	7,346	7,204
General and administrative	2,579	5,298	5,134	9,040
Total operating expenses	6,871	9,039	12,480	16,244
Loss from operations	(6,871)	(9,039)	(12,480)	(16,244)
Other income, net	49	97	157	189
Net loss	$(6,822)	$(8,942)	$(12,323)	$(16,055)
Net loss per share—basic and diluted	$(0.28)	$(0.45)	$(0.53)	$(1.13)
Weighted average common shares outstanding—basic and diluted	24,187,536	19,911,462	23,057,920	14,172,326
Comprehensive loss:
Net loss	$(6,822)	$(8,942)	$(12,323)	$(16,055)
Other comprehensive gain:
Unrealized gain on investments, net of tax of $0	12	41	(33)	41
Foreign currency translation adjustments	(24)	—	7	—
Total other comprehensive gain	(12)	41	(26)	41
Total comprehensive loss	$(6,834)	$(8,901)	$(12,349)	$(16,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock	—	—	317,772	—	738	—	—	738
Stock-based compensation expense	—	—	—	—	264	—	—	264
Exercise of stock options	—	—	21,533	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(5,501)	(5,501)
Balances at March 31, 2025	12,232	$45,005	22,005,317	$108	$361,699	$(32)	$(356,901)	$49,879
Issuance of common stock	—	—	16,127		33	—	—	33
Issuance of warrants	—	—	—	—	481	—	—	481
Stock-based compensation expense	—	—	—	—	256	—	—	256
Issuance of common stock in connection with warrant exercises	—	—	1,035,758	1	1,594	—	—	1,595
Warrant exchanges	—	—	—	—	2,984	—	—	2,984
Common Stock to be Issued upon exercises of warrants	—	—	—	22	—	—	—	22
Exercise of stock options	—	—	(11,081)	—	1	—	—	1
Common stock issuance cost	—	—	—	—	(404)	—	—	(404)
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Foreign currency translation adjustments	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(6,822)	(6,822)
Balances at June 30, 2025	12,232	$45,005	23,046,121	$131	$366,644	$(44)	$(363,723)	$48,013

Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(11,957)	(44,826)	11,957,000	12	44,814	—	—	—
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net loss	—	—	—	—	—	—	(7,113)	(7,113)
Balances at March 31, 2024	12,653	$46,584	16,842,512	$103	$340,340	$(63)	$(295,630)	$91,334
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(421)	(1,579)	421,000	—	1,578	—	—	(1)
Issuance of common stock	—	—	4,273,505	4	10,933	—	—	10,937
Issuance of warrants	—	—	—	—	7,225	—	—	7,225
Stock-based compensation expense	—	—	—	—	326	—	—	326
Exercises of stock options	—	—	88,068	—	101	—	—	101
Unrealized gain on investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(8,942)	(8,942)
Balances at June 30, 2024	12,232	$45,005	21,625,085	$107	$360,503	$(22)	$(304,572)	$101,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,323)	$(16,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1	63
Stock-based compensation expense	520	476
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(115)	(295)
Other assets	(2,344)	1,484
Accounts payable	5,117	(408)
Operating lease liabilities	—	(48)
Accrued expenses and other current liabilities	(3,172)	1,007
Other long-term liabilities	(277)	116
Net cash used in operating activities	(12,593)	(13,660)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	367	10,937
Proceeds from issuance of common stock in connection with stock option exercises	1	101
Proceeds from issuance of common stock in connection with warrant exercises	1,595	—
Proceeds from issuance of warrants, net of offering costs	481	7,225
Proceeds from warrant exchanges, net of offering costs	2,984	—
Proceeds from warrant exercises with common stock subscribed	22	—
Net cash provided by financing activities	5,450	18,263
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash, cash equivalents and restricted cash	(7,143)	4,604
Cash, cash equivalents and restricted cash at beginning of period	12,865	17,338
Cash, cash equivalents and restricted cash at end of period	$5,722	$21,942

Cash and cash equivalents at end of period	$5,722	$21,917
Restricted cash at end of period	—	25
Cash, cash equivalents and restricted cash at end of period	$5,722	$21,942

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain/loss on short-term investments	$(33)	$41
Foreign currency translation adjustments	$7	$—
Conversion of Series X non-voting convertible preferred stock into common stock shares	$—	$46,405

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

On June 10, 2025, the U.S. Food and Drug Administration, or the FDA, advised the Company that it had put the RENEW Phase 2 trial of LTI-03 on clinical hold and the Company paused enrollment and patient dosing at its clinical trial sites in the United States. On July 8, 2025, the Company received a formal Clinical Hold Letter from the FDA, or the Letter. In the Letter, the FDA noted that no No-Observed-Adverse-Effect Level (NOAEL) had been identified and minimal mucus cell hyperplasia in the bronchioles had been observed in the 26-week rat study conducted in support of the RENEW trial. The FDA stated that without a NOAEL, there is inadequate nonclinical support for the Phase 2 RENEW trial. The FDA requested that the Company conduct a rat inhalation toxicity study using doses low enough to identify a NOAEL with a dosing duration sufficient to support the Phase 2 RENEW trial. The Company believes that the data from the 26-week rat study supports the safety profile of LTI-03 and the conduct of the Phase 2 RENEW trial. The Company intends to work with the FDA to address the clinical hold as expeditiously as possible.

Notwithstanding the clinical hold imposed on the RENEW Phase 2 trial in the United States, the Company is seeking to activate sites, enroll patients and initiate the RENEW trial in Australia, the United Kingdom and Europe. Subject to resolving the clinical hold in the second half of 2025, the Company expects to report interim topline data from the RENEW Phase 2 trial in the first half of 2026.

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

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2025, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $746 in net proceeds from sales of common stock under its “at-the-market” offering programs, $131,211 from sales of preferred stock prior to its initial public offering, or IPO, $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024 and $5,082 in net proceeds from the April 2025 Transactions (as defined below). As of June 30, 2025, the Company had $5,722 in cash and cash equivalents.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering Warrants to purchase 890,138 shares of common stock were exercised in April 2025 as part of April 2025 Transactions (as defined below). As of June 30, 2025, Offering Warrants to purchase 3,383,367 shares of common stock remained outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants, as described in Note 3, and certain holders of the Offering Warrants, who agreed to exercise for cash the PIPE Warrants and the Offering Warrants, or the Warrant Exercises as further discussed in Note 10. The total gross proceeds for the Warrant Exercises were $1,679. Also in April 2025, the Company entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to the Company for cancellation and made an aggregate cash payment into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges as further discussed in Note 10. The total gross proceeds for the Warrant Exchanges were $3,101. In addition, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement underlying the Placement Pre-Funded Warrants, or the Private Placement. Total gross proceeds for the Private Placement were $500. The Warrant Exercises, Warrant Exchanges and Private Placement are collectively referred to as the April 2025 Transactions.

On May 15, 2025, the Company entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2025, the Company had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $34, after deducting transaction fees of $1 paid by the Company. In July 2025, in connection with the Yorkville transactions described below, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to approximately $8,067.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company could offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP by any method that was deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue and sell any other shares of common stock pursuant to the Equity Distribution Agreement during the six months ended June 30, 2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

In July 2025, the Company entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. In accordance with the terms of the PPA, the Company may request pre-paid advances of up to $6,000 from Yorkville (each, a “Pre-Paid Advance”) over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance will be purchased by Yorkville at 95% of the face amount of the Pre-Paid Advance. An initial Pre-Paid Advance of $1,000 was purchased on July 29, 2025 by Yorkville, for net proceeds of $950. Separately, under the SEPA, the Company may sell up to $15,000 of its common stock to Yorkville over a 36-month term. The Company has the sole discretion to initiate such sales, subject to volume and pricing limitations. In connection with entry into the SEPA, the Company paid Yorkville a $300 commitment fee through the issuance of 213,099 shares of common stock and paid $25 in structuring and legal fees.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $5,722 as of June 30, 2025, together with the proceeds received by the Company pursuant to the PPA in July 2025, will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $12,323 and $16,055 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $363,723. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

The Company plans to seek to raise additional funds through equity or debt financings, strategic collaborations, licensing arrangements or other sources. However, there is no assurance that such funding will be available to the Company, will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s funding estimates are based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. If additional funds are not available, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed. The Company’s future viability is dependent on its ability to raise additional capital, enter into a financing, consummate a successful acquisition, merger, business combination, or sale of assets or other transaction. If the Company becomes unable to continue as a going concern, it may have to liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or the ASC, and as amended by ASUs of the Financial Accounting Standards Board, or the FASB.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025 (the “Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2024 (refer to Note 14).

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

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,781	$—	$—	$2,781
Treasury bills	2,795	—	—	2,795
	$5,576	$—	$—	$5,576

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,539	$—	$—	$2,539
Treasury bills	8,341	—	—	8,341
	$10,880	$—	$—	$10,880

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid research and development	$188	$116
Other current assets	692	676
Total prepaid expenses and other current assets	$880	$792

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

The Company performed a qualitative assessment of goodwill and indefinite-lived intangible assets for potential impairment as of June 30, 2025, and concluded that there were no qualitative factors that would have triggered impairment, therefore no impairment for indefinite-lived intangible asset or goodwill was recognized for the six months ended June 30, 2025.

7. Other Assets

Other assets consisted of the following:

	June 30, 2025	December 31, 2024
Non-current prepaid research and development	$2,344	$—
Other assets	2	2
Total other non-current assets	$2,346	$2

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
External research and development services	$494	$2,720
Payroll and payroll-related costs	640	1,474
Professional fees	349	522
Other	183	122
Total accrued expenses and other current liabilities	$1,666	$4,838

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding

On October 31, 2023, under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, the Company issued to the stockholders of Lung 344,345 shares of the common stock, and 19,903 shares of Series X Preferred Stock.

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

At the 2023 annual meeting of stockholders, or the 2023Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of June 30, 2025 and December 31, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

10. Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of June 30, 2025 and December 31, 2024, the Company had 23,046,121 and 21,666,012 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of June 30, 2025 and December 31, 2024, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

Wainwright Sales Agreement

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2025, the Company had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $34, after deducting transaction fees of $1 paid by the Company. In connection with the Yorkville Transactions described in Note 15, in July 2025, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to approximately $8,067.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated its “at the market offering” pursuant to the Equity Distribution Agreement with Citizens JMP. In the three months ended March 31, 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue and sell any other shares of common stock pursuant to the Equity Distribution Agreement during the six months ended June 30, 2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

Warrant Exercises and Exchanges

On April 21, 2025, the Company entered into privately negotiated letter agreements with certain holders of its outstanding warrants issued on November 2, 2023, or the PIPE Warrants, and May 1, 2024, or the Offering Warrants. Pursuant to these agreements, certain holders agreed to exercise the PIPE Warrants for an aggregate of 159,500 shares of the Company’s common stock and the Offering Warrants for an aggregate of 890,138 shares of common stock, at a reduced exercise price of $1.60 per share. The original exercise prices were $4.89 per share for the PIPE Warrants and $4.68 per share for the Offering Warrants. The exercise of the PIPE Warrants was completed on April 24, 2025, and the exercise of the Offering Warrants was completed in May, 2025 (collectively, the “Warrant Exercises”). The Company received total gross proceeds of $1,679 from the Warrant Exercises.

Separately, in April 2025, the Company entered into agreements with additional holders of the PIPE Warrants who agreed to surrender warrants representing an aggregate of 1,939,000 shares of common stock for cancellation. In exchange, these holders received pre-funded warrants (the “Exchange Pre-Funded Warrants”) exercisable for the same number of shares at an exercise price of $0.001 per share and paid $1.599 per share in cash by April 24, 2025 (the “Warrant Exchanges”). The Company received total gross proceeds of $3,101 from the Warrant Exchanges.

As part of the Warrant Exchanges, entities affiliated with Bios Equity Partners, LP (“Bios Partners”) surrendered PIPE Warrants representing an aggregate of 1,300,500 shares and provided the associated cash consideration for the issuance of Exchange Pre-Funded Warrants.

In addition, on April 21, 2025, an entity affiliated with Bios Partners agreed to purchase additional pre-funded warrants to acquire 312,695 shares of the Company’s common stock in a private placement at a price of $1.599 per share, resulting in total proceeds of $500 (the “Bios Pre-Funded Warrants”). The Exchange Pre-Funded Warrants and the Bios Pre-Funded Warrants are collectively referred to as the “Pre-Funded Warrants.”

The Company assessed the Pre-Funded Warrants for appropriate classification under U.S. GAAP and determined that they are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Pre-Funded Warrants were initially recognized at their fair value, calculated as the fair value of the underlying common stock less the exercise price of $0.001 per share. The fair value of the common stock was determined based on the quoted market price of the Company’s common stock as of the issuance date. The Pre-Funded Warrants will not be remeasured subsequent to initial recognition.

The repricing of the PIPE Warrants and the Offering Warrants and issuance of the Exchange Pre-Funded Warrants is considered a modification under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holder to cash exercise their warrants, resulting in the imminent exercise of the PIPE Warrants and the Offering Warrants, which raised equity capital and generated net proceeds for the Company of approximately $4,758. The total fair value of the consideration of the modification includes the incremental fair value of the PIPE

Warrants and the Offering Warrants (determined by comparing the fair values immediately prior to and immediately after the modification) and the initial fair value of the PIPE Warrants and the Offering Warrants. The fair values of the PIPE Warrants and the Offering Warrants were calculated using the Black-Scholes model. The Company determined that the total fair value of the consideration related to the modification of PIPE Warrants and the Offering Warrants, including the initial fair value of the Exchange Pre-Funded Warrants was $4,757. The net effect of the modification in the amount of $490, as well as the value of the replaced PIPE warrants of $1,385 and the fair value of the Exchange Pre-Funded Warrants of 5,652 were recorded in additional paid-in capital, as both the original warrants (the PIPE Warrants and the Offering Warrants) and the replacement instruments (the Exchange Pre-Funded Warrants) are equity-classified.

The Offering Warrants

In May 2024, the Company completed the Offering pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock and accompanying the Offering Warrants to purchase 4,273,505 shares of common stock. All of the Offering Shares and the Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share and accompanying Offering Warrant at a combined price of $4.35. Net proceeds from the Offering were approximately $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

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

The Offering Warrants include certain rights upon “fundamental transactions” as described in the Offering Warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction (as described in such Offering Warrants) of the unexercised portion of the applicable Warrants immediately prior to such fundamental transaction. A holder of Offering Warrants (together with its affiliates) may not exercise any portion of a Offering Warrant to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately after exercise.

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

As of June 30, 2025, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,065,029 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
2,389,566 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 ESPP (as defined below), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
6,616,499 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 255,000 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, (iii) warrants to purchase 3,383,367 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027, (iv) the Exchange Pre-Funded Warrants to purchase 1,939,000 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in the Warrant Exchanges as described above can be exercised at any time after their original issuance until such Exchange Pre-Funded Warrants are exercised in full, and (v) the Bios Pre-Funded Warrants to purchase 312,695 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in April 2025 as described above and can be exercised at any time after their original issuance until such Bios Pre-Funded Warrants are exercised in full.

Accordingly, as of June 30, 2025, out of the 100,000,000 shares of common stock presently authorized, 47,593,715 shares are issued and outstanding or reserved for issuance and 52,406,285 shares of common stock remain available for future issuance.

11. Stock-Based Awards

As of June 30, 2025, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of June 30, 2025, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,432,679 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of June 30, 2025.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of June 30, 2025, of which 2,389,566 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of June 30, 2025, the Company had 1,432,679 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of June 30, 2025, 1,525,418 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

There were no stock options granted in the six months ended June 30, 2025. The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the six months ended June 30, 2024 were as follows, presented on a weighted average basis:

Six Months Ended June 30,
2024
Risk-free interest rate	4.3%
Expected term (in years)	5.5
Expected volatility	105.7%
Expected dividend rate	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,169,468	$5.41	7.0	$1,605
Exercised	(21,533)	1.05	—	18
Forfeited/Canceled	(59,310)	2.73	—	—
Expired	(23,596)	30.52	—	—
Outstanding at June 30, 2025	3,065,029	$5.30	6.5	$449

Options exercisable at June 30, 2025	2,039,494	$6.57	5.2	$417
Options vested and expected to vest at June 30, 2025	3,031,177	$5.33	6.5	$447
Options exercisable at December 31, 2024	2,059,025	$6.79	5.6	$1,524
Options vested and expected to vest at December 31, 2024	3,120,812	$5.45	7.0	$1,600

There were no awards granted in the three and six months ended June 30, 2025. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 was $2.47. The aggregate fair value of stock options that vested during the six months ended June 30, 2025 and 2024, was $92 and $689, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 was $18. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $144.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$55	$37	$119	$76
General and administrative expenses	201	289	401	400
Total stock-based compensation expense	$256	$326	$520	$476

As of June 30, 2025, the Company had an aggregate of $1,874 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.06 years.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,822)	$(8,942)	$(12,323)	$(16,055)
Denominator:
Weighted average common shares outstanding—basic and diluted	24,187,536	19,911,462	23,057,920	14,172,326
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(0.45)	$(0.53)	$(1.13)

The Company’s potential dilutive securities, which include stock options as of June 30, 2025 and 2024, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	3,065,029	2,196,327
Warrants to issue shares of common stock	6,616,499	7,353,442
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,232,000
Total	21,913,528	21,781,769

13. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of June 30, 2025, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

As of June 30, 2025, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $9 license maintenance fees in the six months ended June 30, 2025 and 2024, respectively.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the six months ended June 30, 2025 and 2024.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the six months ended June 30, 2025 and 2024.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $0 and $25 license fees in the six months ended June 30, 2025 and 2024, respectively.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the six months ended June 30, 2025 and 2024.

Master Services Agreement

In April 2025, the Company entered into a master services agreement with a third party Contract Research Organization, or CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under the Company’s Protocol LTI-03-2001. The Company’s total potential obligation under the master services agreement is approximately $17.0 million.

Exclusive Option Agreement with Advancium

On October 31, 2024, the Company entered into an exclusive option agreement, or the Option Agreement, with Advancium Health Network, or Advancium, for the sale of ALRN-6924, a clinical stage oncology agent that the Company was developing prior to the Lung Acquisition (as defined below). During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid the Company a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercises its option, the Company will receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

In July 2025, the Option Agreement was terminated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or December 31, 2024.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
Preclinical study costs	—	2	—	2
CMC activities	247	1,893	784	3,313
Clinical operation activities	216	—	281	44
Total LTI-01 program-related expenses	463	1,895	1,065	3,359
LTI-03 program-related expenses:
Preclinical study costs	267	515	823	597
CMC activities	836	136	1,396	396
Clinical operation activities	2,162	692	2,835	1,723
Total LTI-03 program-related expenses	3,265	1,343	5,054	2,716
Other program-related expenses	1	(16)	9	22
Employee related expenses	521	469	1,143	1,075
Professional fees for services	21	38	38	18
Facilities and other expenses	21	12	37	14
Total research and development expenses	4,292	3,741	7,346	7,204
General and administrative expenses:
Employee related expenses	935	2,539	1,882	3,738
Professional fees for services	1,036	1,997	2,174	3,998
Facilities and other expenses	608	762	1,078	1,304
Total general and administrative expenses	2,579	5,298	5,134	9,040
Other income, net	(49)	(97)	(157)	(189)
Segment and consolidated net loss	$(6,822)	$(8,942)	$(12,323)	$(16,055)

15. Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Clinical Hold Letter

On July 8, 2025, the Company received the Letter. In the Letter, the FDA noted that no NOAEL had been identified and minimal mucus cell hyperplasia in the bronchioles had been observed in the 26-week rat study conducted in support of the RENEW trial. The FDA stated that without a NOAEL, there is inadequate nonclinical support for the Phase 2 RENEW trial.

The FDA requested that the Company conduct a rat inhalation toxicity study using doses low enough to identify a NOAEL with a dosing duration sufficient to support the Phase 2 RENEW trial.

The Company believes that the data from the 26-week rat study supports the safety profile of LTI-03 and the conduct of the Phase 2 RENEW trial. The Company intends to work with the FDA to address the clinical hold as expeditiously as possible.

Pre-Paid Advance and Standby Equity Purchase Agreement with Yorkville

On July 29, 2025, the Company entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. The PPA and SEPA are collectively referred to as the Yorkville Transactions.

Under the PPA, the Company may request up to $6,000 in Pre-Paid Advances from Yorkville over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance will be purchased by Yorkville at 95% of the face amount of the Pre-Paid Advance. An initial Pre-Paid Advance of $1,000 was purchased on July 29, 2025 by Yorkville, for net proceeds of $950. Each additional Pre-Paid Advance shall be subject to the consent of Yorkville. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate of 8%, subject to an increase to 18% upon events of default described in the PPA. At any time that there is an outstanding balance under any Pre-Paid Advances, Yorkville may provide a written notice to require the Company to issue and sell shares of common stock to offset against and reduce the balance under the Pre-Paid Advances at a price per share equal to the lower of (i) 115% of the daily volume weighted average price, or the VWAP, of the Company’s common stock on the Nasdaq Capital Market on the last full trading day immediately prior to the date of such Pre-Paid Advance and (ii) 95% of the lowest daily VWAP on the Nasdaq Capital Market during the seven consecutive trading days immediately preceding the date on which Yorkville provides such a purchase notice, subject to a floor price of $0.28 per share. Cash amortization payments will be triggered if the daily VWAP falls below the floor price for five of seven consecutive trading days, or in the event of any shares issued pursuant to the PPA are not eligible to be sold pursuant to an effective registration statement for a period of 10 consecutive trading days, or if the Company has issued substantially all of the shares available under certain exchange cap limitations. As consideration, in connection with entry into the PPA, the Company paid Yorkville’s structuring and legal fees of $25.

Separately, under the SEPA, the Company may sell up to $15,000 of its common stock to Yorkville over a 36-month period at its discretion. Sales under the SEPA are based on the Company’s advance notices and may be for a number of shares up to 100% of the average daily trading volume of the Company’s common stock during the five trading days immediately prior to the date of each such notice, priced at 96% of the lowest daily VWAP of the Company’s common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery each notice, subject to a minimum price floor set by the Company. As consideration for Yorkville’s commitment to purchase common stock under the SEPA, the Company agreed to pay to Yorkville a commitment fee of $300, which was satisfied by the issuance to Yorkville of an aggregate of 213,099 shares of its common stock, and the Company paid Yorkville’s structuring and legal fees of $25.

The issuance of shares under both the PPA and SEPA is subject to a cap equal to 19.9% of the Company’s outstanding common stock as of July 29, 2025, unless stockholder approval is obtained or other specified conditions are met.

Reduction of Aggregate Offering Price under the Sales Agreement with H.C. Wainwright

In July 2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to approximately $8,067.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the six months ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

In May 2025, we initiated screening and recruitment of patients in the RENEW Phase 2 clinical trial of LTI-03. The RENEW trial is a Phase 2 multi-center, randomized, double-blind, placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 patients with IPF. In addition, the trial is designed to assess the activity of inhaled dry powder LTI-03 across multiple biomarkers and to measure lung function and the potential for healthy tissue regeneration. The trial is designed to enroll approximately 120 patients diagnosed with IPF within 5 years of screening, who may be receiving standard of care antifibrotic therapy, across up to 50 sites globally, including sites in the United States, United Kingdom, Germany, Austria and Poland. Patients will be randomized into two blinded placebo-controlled cohorts that will run concurrently. Patients in the low dose cohort will receive 2.5 mg of either LTI-03 or placebo administered twice daily, or BID, for a total dose of 5 mg/day, while participants in the high dose cohort will receive 5 mg BID for a total dose of 10 mg/day. The primary endpoint is the incidence of treatment-emergent adverse events from Day 1 through Week 24. The key secondary endpoint is the efficacy of LTI-03 measured through forced vital capacity, percent predicted FVC and high-resolution computer tomography, in collaboration with Qureight Ltd. Patients will undergo a 28-day screening period prior to being randomized and entering the 24-week treatment period, with a four-week follow-up.

On June 10, 2025, the U.S. Food and Drug Administration, or the FDA, advised us that it had put the RENEW Phase 2 trial of LTI-03 on clinical hold and we paused enrollment and patient dosing at our clinical trial sites in the United States. On July 8, 2025, we received a formal Clinical Hold Letter from the FDA, or the Letter. In the Letter, the FDA noted that no No-Observed-Adverse-Effect Level (NOAEL) had been identified and minimal mucus cell hyperplasia in the bronchioles had been observed in the 26-week rat study conducted in support of the RENEW trial. The FDA stated that without a NOAEL, there is inadequate nonclinical support for the Phase 2 RENEW trial. The FDA requested that we conduct a rat inhalation toxicity study using doses low enough to identify a NOAEL with a dosing duration sufficient to support the Phase 2 RENEW trial. We believe that the data from the 26-week rat study supports the safety profile of LTI-03 and the conduct of the Phase 2 RENEW trial. We intend to work with the FDA to address the clinical hold as expeditiously as possible.

Notwithstanding the clinical hold imposed on the RENEW Phase 2 trial in the United States, we are seeking to activate sites, enroll patients and initiate the RENEW trial in Australia, the United Kingdom and Europe. Subject to resolving the clinical hold in the second half of 2025, we expect to report interim topline data from the RENEW Phase 2 trial in the first half of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $0.7 million in net proceeds from sales of common stock under our “at-the-market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition (as defined below) in 2023, $17.7 million in net proceeds in connection with the issuance and sale of shares and the accompanying warrants in our public offering in May 2024, $5.3 million in gross proceeds in connection with the April 2025 Transactions (as defined below) in April 2025, and $0.95 million in net proceeds from the sale of the initial pre-paid advance under the PPA (as defined below).

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $6.8 million and $8.9 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $363.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur operating losses for the foreseeable future.

As of June 30, 2025, we had cash and cash equivalents of $5.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the proceeds received by us pursuant to the PPA in July 2025 described below, will enable us to fund our planned operating expense and capital expenditure requirements into November 2025. The funds are not sufficient to enable us to complete the RENEW Phase 2 clinical trial of LTI-03 and we will need to obtain additional funding prior to completing the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Pre-Paid Advance Agreement and Standby Equity Purchase Agreement with Yorkville

On July 29, 2025, we entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. The PPA and the SEPA are collectively referred to as the Yorkville Transactions.

Under the PPA, we may request up to $6.0 million in pre-paid advances from Yorkville over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each pre-paid advance will be purchased by Yorkville at 95% of the face amount of the pre-paid advance. An initial pre-paid advance of $1.0 million was purchased on July 29, 2025 by Yorkville, for net proceeds of $0.95 million. Each additional pre-paid advance shall be subject to the consent of Yorkville. Interest shall accrue on the outstanding balance of any pre-paid advance at an annual rate of 8%, subject to an increase to 18% upon events of default described in the PPA. At any time that there is an outstanding balance under any pre-paid advances, Yorkville may provide a written notice to require us to issue and sell shares of common stock to offset against and reduce the balance under the pre-paid advances at a price per share equal to the lower of (i) 115% of the daily volume weighted average price, or the VWAP, of our common stock on the Nasdaq Capital Market on the last full trading day immediately prior to the date of such pre-paid advance and (ii) 95% of the lowest daily VWAP on the Nasdaq Capital Market during the seven consecutive trading days immediately preceding the date on which Yorkville provides such a purchase notice, subject to a floor price of $0.28 per share. Cash amortization payments will be triggered if the daily VWAP falls below the floor price for five of seven consecutive trading days, or in the event of any shares issued pursuant to the PPA are not eligible to be sold pursuant to an effective registration statement for a period of 10 consecutive trading days, or if we have issued substantially all of the shares available under certain exchange cap limitations.

Separately, under the SEPA, we may sell up to $15.0 million of our common stock to Yorkville over a 36-month period at our discretion. Sales under the SEPA are based on our advance notices and may be for a number of shares up to 100% of the average daily trading volume of our common stock during the five trading days immediately prior to the date of each such notice, priced at 96% of the lowest daily VWAP of our common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery each notice, subject to a minimum price floor set by us. As consideration for Yorkville’s commitment to purchase our common stock under the SEPA, we agreed to pay to Yorkville a commitment fee of $0.3 million, which was satisfied by the issuance to Yorkville of an aggregate of 213,099 shares of our common stock.

The issuance of shares under both the PPA and SEPA is subject to a cap equal to 19.9% of our outstanding common stock as of July 29, 2025, unless stockholder approval is obtained or other specified conditions are met.

Sales Agreement with H.C. Wainwright

On May 15, 2025, we entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2025, we had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement. In July 2025, in connection with the Yorkville Transactions, we reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8.1 million.

Prior to entering into the Wainwright Sales Agreement, in May 2025, we terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which we could offer and sell up to $50.0 million of shares of our common stock from time to time through or to Citizens JMP by any method that was deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million. We did not issue and sell any other shares of common stock pursuant to the Equity Distribution Agreement in 2025.

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

Master Services Agreement

In April 2025, we entered into a master services agreement with a third party Contract Research Organization, or CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Our total potential obligation under the master services agreement is approximately $17.0 million.

Exclusive Option Agreement with Advancium

On October 31, 2024, we entered into an exclusive option agreement, or the Option Agreement, with Advancium Health Network, or Advancium, for the sale of ALRN-6924, a clinical stage oncology agent that we were developing prior to the Lung Acquisition (as defined below). During the option period, Advancium intends to evaluate ALRN-6924 as a potential therapy for retinoblastoma. Under the terms of the option agreement Advancium paid us a non-refundable fee of $0.1 million for the exclusive option to acquire ALRN-6924 and related assets. If Advancium exercised its option, we would receive an exercise payment with potential for additional development, regulatory and commercial milestone payments and sales royalties.

In July 2025, the Option Agreement was terminated.

Follow-on Public Offering

In May 2024, we completed an underwritten follow-on public offering, or the Offering, pursuant to which we issued and sold 4,273,505 shares of our common stock, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. We sold all of the Offering Shares and Offering Warrants. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant at a combined price of $4.35. Net proceeds from the Offering were $17.7 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. As of June 30, 2025, Offering Warrants to purchase 3,383,367 shares of common stock remained outstanding.

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

Other income, net consists of the income recognized under the exclusive option agreement with Advancium Health Network, or Advancium, for the sale of ALRN-6924 (the “Option Agreement”), gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,292	3,741	551
General and administrative	2,579	5,298	(2,719)
Total operating expenses	6,871	9,039	(2,168)
Loss from operations	(6,871)	(9,039)	2,168
Other income, net	49	97	(48)
Net loss	$(6,822)	$(8,942)	$2,120

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $4.3 million, compared to $3.7 million for the three months ended June 30, 2024. The increase of $0.6 million was primarily a result of the RENEW Phase 2 clinical trial of LTI-03 that was initiated in May 2025. During the three months ended June 30, 2025, we spent $2.5 million on clinical trials, $1.0 million on manufacturing, $0.5 million on employee and related expenses, and $0.3 million on regulatory and development consulting. During the three months ended June 30, 2024, we spent $1.1 million on clinical trials, $2.0 million on manufacturing including $1.8 million write-offs due to the expiration of clinical materials, and $0.1 million on regulatory and development consulting as well as $0.5 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2025, compared to $5.3 million for the three months ended June 30, 2024. The decrease of $2.7 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to decreased professional fees of $1.0 million as a result of decrease in legal expense and decreased employee and related expenses of $1.6 million as a result of employee turnovers in 2024.

Other Income, net

Other income, net was less than $0.1 million for the three months ended June 30, 2025, which primarily consisted of interest income and accretion in our then-current cash and cash equivalents. Other income, net for the three months ended June 30, 2024 was less than $0.1 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Operating expenses:
Research and development	7,346	7,204	142
General and administrative	5,134	9,040	(3,906)
Total operating expenses	12,480	16,244	(3,764)
Loss from operations	(12,480)	(16,244)	3,764
Other income, net	157	189	(32)
Net loss	$(12,323)	$(16,055)	$3,732

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 were $7.3 million, compared to $7.2 million for the six months ended June 30, 2024. The increase of $0.1 million was primarily a result of the RENEW Phase 2 clinical trial of LTI-03 that was initiated in May 2025. During the six months ended June, 2025, we spent $3.8 million on clinical trials, $1.9 million on manufacturing, $1.1 million on employee and related expenses, and $0.4 million on regulatory and development consulting. During the six months ended June 30, 2024, we spent $2.2 million on clinical trials, $3.6 million on manufacturing including $2.4 million write-offs due to the expiration of clinical materials, and $0.3 million on regulatory and development consulting as well as $1.1 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the six months ended June 30, 2025, compared to $9.0 million for the six months ended June 30, 2024. The decrease of $3.9 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to decreased professional fees of $1.8 million as a result of decrease in legal expense and decreased employee and related expenses of $1.9 million as a result of employee turnovers in 2024 as well as decreased facilities and other expenses of $0.2 million.

Other Income, net

Other income, net of $0.2 million for the six months ended June 30, 2025 primarily consisted of interest income and accretion in our then-current cash and cash equivalents. Other income, net for the six months ended June 30, 2024 was less than $0.2 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. If we obtain funding for our continued operations, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidates, LTI-03 and LTI-01, or any future product candidates. We expect that our research and development and general and administrative costs would continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidates or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company.

As of June 30, 2025, we had cash and cash equivalents of $5.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2025, together with the proceeds received by us pursuant to the PPA in July 2025, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into November 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. See the section titled “Risk Factors” found in our Annual Report for additional risks associated with our substantial capital requirements.

To date, we have funded our operations through sales of common stock in our initial public offering, sales of common stock and warrants in follow-on public offerings, sales of common stock and warrants in a private placement, sales of common stock in “at-the-market” offerings, sales of preferred stock prior to our initial public offering, payments received under a collaboration agreement, sales of common stock, preferred stock and warrants in connection with the Lung Acquisition and the PIPE Financing, sales of common stock upon option and warrant exercises and sale of the initial pre-paid advance under the PPA.

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

On May 15, 2025, we entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of our common stock held by non-affiliates. As of June 30, 2025, we had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement. In July 2025, in connection with the Yorkville Transactions, we reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8.1 million.

Prior to entering into the Wainwright Sales Agreement, in May 2025, we terminated the Equity Distribution Agreement with Citizens JMP. In January 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million. We did not issue and sell any other shares of common stock pursuant to the Equity Distribution Agreement in 2025.

On July 29, 2025, we entered into the PPA and the SEPA with Yorkville. Under the PPA, we may request up to $6.0 million in pre-paid advances from Yorkville over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each pre-paid advance will be purchased by Yorkville at 95% of the face amount of the pre-paid advance. An initial pre-paid advance of $1.0 million was purchased on July 29, 2025 by Yorkville, for net proceeds of $0.95 million. Each additional pre-paid advance shall be subject to the consent of Yorkville. Interest shall accrue on the outstanding balance of any pre-paid advance at an annual rate of 8%, subject to an increase to 18% upon events of default described in the PPA. At any time that there is an outstanding balance under any pre-paid advances, Yorkville may provide a written notice to require us to issue and sell shares of common stock to offset against and reduce the balance under the pre-paid advances at a price per share equal to the lower of (i) 115% of the daily volume weighted average price, or the VWAP, of our common stock on the Nasdaq Capital Market on the last full trading day immediately prior to the date of such pre-paid advance and (ii) 95% of the lowest daily VWAP on the Nasdaq Capital Market during the seven consecutive trading days immediately preceding the date on which Yorkville provides such a purchase notice, subject to a floor price of $0.28 per share. Cash amortization payments will be triggered if the daily VWAP falls below the floor price for five of seven consecutive trading days, or in the event of any shares issued pursuant to the PPA are not eligible to be sold pursuant to an effective registration statement for a period of 10 consecutive trading days, or if we have issued substantially all of the shares available under certain exchange cap limitations.

Separately, under the SEPA, we may sell up to $15.0 million of our common stock to Yorkville over a 36-month period at our discretion. Sales under the SEPA are based on our advance notices and may be for a number of shares up to 100% of the average daily trading volume of our common stock during the five trading days immediately prior to the date of each such notice, priced at 96% of the lowest daily VWAP of our common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery each notice, subject to a minimum price floor set by us. As consideration for Yorkville’s commitment to purchase our common stock under the SEPA, we agreed to pay to Yorkville a commitment fee of $300,000, which was satisfied by the issuance to Yorkville of an aggregate of 213,099 shares of our common stock.

The issuance of shares under both the PPA and SEPA is subject to a cap equal to 19.9% of our outstanding common stock as of July 29, 2025, unless stockholder approval is obtained or other specified conditions are met.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(12,593)	$(13,660)
Cash provided by financing activities	5,450	18,263
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash, cash equivalents and restricted cash	$(7,143)	$4,604

Operating Activities.

During the six months ended June 30, 2025, net cash used in operating activities was $12.6 million primarily due to our net loss of $12.3 million and cash used in the change in operating assets and liabilities of $0.8 million, offset by non-cash charges of $0.5 million. Non-cash charges resulted primarily from stock-based compensation expense of $0.5 million. Changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted primarily of a decrease of $3.5 million in other long-term liabilities and accrued expenses and other current liabilities, an increase of $2.3 million in other non-current assets, and an increase of $0.1 million in prepaid expenses and other current assets, offset by an increase of $5.1 million in accounts payable. During the six months ended June 30, 2024, net cash used in operating activities was $13.7 million primarily due to our net loss of $16.1 million, offset by cash provided by the change in operating assets and liabilities of $1.8 million and non-cash charges of $0.6 million. Non-cash charges resulted primarily from stock-based compensation expense of $0.5 million. Changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of a decrease of $1.5 million in other assets due to the recognition of a prepaid expense, and an increase of $1.0 million in accrued expenses and other current liabilities, offset by an increase of $0.3 million in prepaid expenses and other current assets and a decrease of $0.4 million in accounts payable.

Financing Activities.

During the six months ended June 30, 2025, net cash provided by financing activities was $5.5 million primarily due to the April 2025 Transactions described above. During the six months ended June 30, 2024, net cash provided by financing activities was $18.3 million primarily due to the Offering in May 2024.

Funding Requirements

Subject to obtaining sufficient funding, our plan of operation is to continue implementing our business strategy, continue research and development of LTI-03 and LTI-01 and any other product candidates we may acquire or develop and continue to expand our research pipeline and our internal research and development capabilities. We expect our expenses would increase substantially, particularly as we advance the preclinical activities and clinical trials of our current and future product candidates. In addition, we expect that we would incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;

•
the number of clinical trials required for regulatory approval of our current and future product candidates;
•
the costs, timing, and outcome of regulatory review of any of our current and future product candidates, including when and if and under what conditions the clinical hold on LTI-03 is removed by the FDA;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to seek to finance our operations from the sale of equity or debt financings, strategic collaborations, licensing, arrangements or other sources. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible preferred stock, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

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

In April 2025, we entered into a master services agreement with a third party CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Our total potential obligation under the master services agreement is approximately $17.0 million.

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

During the three and six months ended June 30, 2025, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, for this reporting period and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for the Lung Acquisition, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition. These material weaknesses continued to exist as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of our risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 7, 2025.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Amended and Restated Bylaws, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

Rein Therapeutics, Inc.

Date: August 14, 2025	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer (Principal Financial Officer)