Form 10-Q
period 2025-09-30
Rein Therapeutics, Inc.
filed 2025-11-14
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 26,286,382 shares of common stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the SEC on April 7, 2025 (“Annual Report on Form 10-K”) and subsequently filed by reports, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,048	$12,865
Prepaid expenses and other current assets	1,126	792
Total current assets	5,174	13,657
Property and equipment, net	—	1
Goodwill	6,330	6,330
Intangible assets	42,200	42,200
Other non-current assets	2	2
Total assets	$53,706	$62,190
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,123	$911
Accrued expenses and other current liabilities	1,621	4,838
Total current liabilities	5,744	5,749
Deferred tax liability	1,772	1,772
Other long-term liability	—	277
Total liabilities	7,516	7,798
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2025 and at December 31, 2024; 24,610 shares issued and 12,232 shares outstanding at September 30, 2025 and at December 31, 2024	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2025 and at December 31, 2024; 25,140,092 shares and 21,666,012 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	111	108
Additional paid-in capital	370,422	360,697
Accumulated other comprehensive loss	(44)	(18)
Accumulated deficit	(369,304)	(351,400)
Total liabilities, convertible preferred stock and stockholders’ equity	$53,706	$62,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	1,681	3,722	9,028	10,926
General and administrative	3,811	2,349	8,944	11,389
Total operating expenses	5,492	6,071	17,972	22,315
Loss from operations	(5,492)	(6,071)	(17,972)	(22,315)
Other income, net	(89)	224	68	413
Net loss	$(5,581)	$(5,847)	$(17,904)	$(21,902)
Net loss per share—basic and diluted	$(0.21)	$(0.27)	$(0.74)	$(1.31)
Weighted average common shares outstanding—basic and diluted	26,361,386	21,663,089	24,171,173	16,687,473
Comprehensive loss:
Net loss	$(5,581)	$(5,847)	$(17,904)	$(21,902)
Other comprehensive gain:
Unrealized (loss) gain on investments, net of tax of $0	—	(4)	(33)	37
Foreign currency translation adjustments	—	—	7	—
Total other comprehensive gain (loss)	—	(4)	(26)	37
Total comprehensive loss	$(5,581)	$(5,851)	$(17,930)	$(21,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock			Accumulated		Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock	—	—	317,772	—	738	—	—	738
Stock-based compensation expense	—	—	—	—	264	—	—	264
Exercise of stock options	—	—	21,533	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(5,501)	(5,501)
Balances at March 31, 2025	12,232	$45,005	22,005,317	$108	$361,699	$(32)	$(356,901)	$49,879
Issuance of common stock	—	—	16,127	—	33	—	—	33
Issuance of warrants	—	—	—	—	481	—	—	481
Stock-based compensation expense	—	—	—	—	256	—	—	256
Issuance of common stock in connection with warrant exercises	—	—	1,035,758	1	1,594	—	—	1,595
Warrant exchanges	—	—	—	—	2,984	—	—	2,984
Common Stock to be issued upon exercises of warrants	—	—	—	22	—	—	—	22
Exercise of stock options	—	—	(11,081)	—	1	—	—	1
Common stock issuance cost	—	—	—	—	(404)	—	—	(404)
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Foreign currency translation adjustments	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(6,822)	(6,822)
Balances at June 30, 2025	12,232	$45,005	23,046,121	$131	$366,644	$(44)	$(363,723)	$48,013
Issuance of common stock for Pre-Paid Advances	—	—	1,880,872	2	2,009	—	—	2,011
Issuance of common stock for commitment fee	—	—	213,099	—	300	—	—	300
Stock-based compensation expense	—	—	—	—	1,447	—	—	1,447
Common Stock to be issued upon exercises of warrants	—	—	—	(22)	22	—	—	—
Net loss	—	—	—	—	—	—	(5,581)	(5,581)
Balances at September 30, 2025	12,232	$45,005	25,140,092	$111	$370,422	$(44)	$(369,304)	$46,190

Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(11,957)	(44,826)	11,957,000	12	44,814	—	—	—
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net loss	—	—	—	—	—	—	(7,113)	(7,113)
Balances at March 31, 2024	12,653	$46,584	16,842,512	$103	$340,340	$(63)	$(295,630)	$91,334
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(421)	(1,579)	421,000	—	1,578	—	—	(1)
Issuance of common stock	—	—	4,273,505	4	10,933	—	—	10,937
Issuance of warrants	—	—	—	—	7,225	—	—	7,225
Stock-based compensation expense	—	—	—	—	326	—	—	326
Exercises of stock options	—	—	88,068	—	101	—	—	101
Unrealized gain on investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(8,942)	(8,942)
Balances at June 30, 2024	12,232	$45,005	21,625,085	$107	$360,503	$(22)	$(304,572)	$101,021
Stock-based compensation expense	—	—	—	—	508	—	—	508
Issuance cost in connection with the Offering	—	—	—	—	(488)	—	—	(488)
Exercises of stock options	—	—	40,856	1	41	—	—	42
Unrealized gain on investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(5,847)	(5,847)
Balances at September 30, 2024	12,232	$45,005	21,665,941	$108	$360,564	$(26)	$(310,419)	$95,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,904)	$(21,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Commitment fee related to Pre-Paid Advance agreement	300	—
Original issue discount related to Pre-Paid Advance agreement	100	—
Depreciation and amortization expense	1	63
Stock-based compensation expense	1,967	984
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(334)	(89)
Other assets	—	2,191
Accounts payable	3,212	(111)
Operating lease liabilities	—	(48)
Accrued expenses and other current liabilities	(3,206)	1,433
Other long-term liabilities	(277)	—
Net cash used in operating activities	(16,141)	(17,479)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	367	10,645
Proceeds from Pre-Paid Advances	1,900	—
Proceeds from issuance of common stock in connection with stock option exercises	1	142
Proceeds from issuance of common stock in connection with warrant exercises	1,595	—
Proceeds from issuance of warrants, net of offering costs	481	7,030
Proceeds from warrant exchanges, net of offering costs	2,984	—
Proceeds from warrant exercises with common stock subscribed	22	—
Net cash provided by financing activities	7,350	17,817
Effect of exchange rate changes on cash and cash equivalents	(26)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,817)	339
Cash, cash equivalents and restricted cash at beginning of period	12,865	17,338
Cash, cash equivalents and restricted cash at end of period	$4,048	$17,677

Cash and cash equivalents at end of period	$4,048	$17,652
Restricted cash at end of period	—	25
Cash, cash equivalents and restricted cash at end of period	$4,048	$17,677

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(33)	$37
Foreign currency translation adjustments	$8	$—
Issuance of common stock for Pre-Paid Advances	$2,011	$—
Conversion of Series X non-voting convertible preferred stock into common stock shares	$—	$46,405

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

Prior to the Lung Acquisition (as defined below), the Company was a clinical stage chemoprotection oncology company. The Company’s product candidate, ALRN-6924, was a MDM2/MDMX dual inhibitor that leverages its proprietary peptide drug technology. In February 2023, the Company decided to terminate further development of ALRN-6924. On October 31, 2024, the Company entered into an exclusive option agreement with Advancium Health Network, or Advancium, for the sale of ALRN-6924. In July 2025, the option agreement was terminated. In August 2025, the Company entered into a letter agreement with Rients LLC, or Rients, for Rients to evaluate the legacy ALRN-6924 compound, or the Compound Asset. During the term of the letter agreement, Rients shall pay the Company for all fees and expenses incurred by the Company to maintain the Compound Asset.

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations. The Company’s lead product candidate, LTI-03, is being developed for the treatment of Idiopathic Pulmonary Fibrosis, or IPF, and has been evaluated in a healthy volunteer Phase 1a clinical trial and in a Phase 1b clinical trial in IPF patients. A Phase 2 multi-center, randomized, double-blind, and placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 in patients with IPF will enroll up to 120 IPF patients with interim topline data expected in the second half of 2026. The Company’s second product candidate, LTI-01, is in development for loculated pleural effusion, or LPE. The Company has completed Phase 1b and Phase 2a clinical trials in LPE patients. In June 2024, the Company decided to temporarily delay clinical development of LTI-01 in an effort to focus its resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, the Company determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure.

On June 10, 2025, the U.S. Food and Drug Administration, or the FDA, advised the Company that it had put the Phase 2 RENEW trial of LTI-03 on clinical hold and the Company paused enrollment and patient dosing at its clinical trial sites in the United States. On July 8, 2025, the Company received a formal Clinical Hold Letter from the FDA, or the Letter. In the Letter, the FDA noted that no No-Observed-Adverse-Effect Level (NOAEL) had been identified and minimal mucus cell hyperplasia in the bronchioles had been observed in the 26-week rat study conducted in support of the RENEW trial. The FDA stated that without a NOAEL, there is inadequate nonclinical support for the Phase 2 RENEW trial. The FDA requested that the Company conduct a rat inhalation toxicity study using doses low enough to identify a NOAEL with a dosing duration sufficient to support the Phase 2 RENEW trial.

The Company is seeking to activate sites, enroll patients and initiate the RENEW trial in the United Kingdom and Europe and other jurisdictions. In October 2025, the Company received authorization from the European Medicines Agency, or the EMA, to initiate the Company’s Phase 2 RENEW trial, at sites in Germany and Poland, of its lead candidate, LTI-03, for the treatment of IPF. The Company had previously received regulatory clearance from the U.K.’s Medicines and Healthcare products Regulatory Agency, or the MHRA.

On October 29, 2025, the FDA notified the Company that it had lifted the full clinical hold on the Company’s Phase 2 RENEW trial evaluating in patients with IPF. The FDA’s decision follows a review of the Company’s submission, which addressed all of the agency’s concerns. In its correspondence, the FDA confirmed that Study LTI-03-2001 may proceed and that any prior Full Clinical Hold concerns have been fully resolved. The Company expects to resume patient recruitment in late 2025 or early 2026 across approximately 20 U.S. clinical sites located in Alabama, California, Colorado, Connecticut, Florida, Indiana, Kansas, Massachusetts, Michigan, Missouri, North Carolina, New York, Ohio, South Carolina, and Texas. The U.S. enrollment complements the Company’s broader global RENEW study, which includes approximately 30 additional sites in the United Kingdom, Germany, Poland, and Australia. The trial is designed to evaluate the safety, tolerability, and efficacy of LTI-03 in up to 120 patients with IPF. Key secondary endpoints include changes in lung function (FVC) and imaging-based measures of fibrosis progression. Initial topline data is expected in the third quarter of 2026.

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

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2025, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $746 in net proceeds from sales of common stock under its “at-the-market” offering programs, $131,211 from sales of preferred stock prior to its initial public offering, or IPO, $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024, $5,082 in net proceeds from the April 2025 Transactions (as defined below) and $1,900 in net proceeds from the Yorkville Transactions described below. As of September 30, 2025, the Company had $4,048 in cash and cash equivalents.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined public offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company, after the underwriting discount, at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering Warrants to purchase 890,138 shares of common stock were exercised in April 2025 as part of April 2025 Transactions (as defined below). As of September 30, 2025, Offering Warrants to purchase 3,383,367 shares of common stock remained outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants, as described in Note 3, and certain holders of the Offering Warrants, who agreed to exercise for cash the PIPE Warrants and the Offering Warrants, or the Warrant Exercises as further discussed in Note 9. The total gross proceeds for the Warrant Exercises were $1,679. Also in April 2025, the Company entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to the Company for cancellation and made an aggregate cash payment into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges as further discussed in Note 9. The total gross proceeds for the Warrant Exchanges were $3,101. In addition, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement underlying the Placement Pre-Funded Warrants, or the Private Placement. Total gross proceeds for the Private Placement were $500. The Warrant Exercises, Warrant Exchanges and Private Placement are collectively referred to as the April 2025 Transactions.

On May 15, 2025, the Company entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2025, the Company had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $34, after deducting transaction fees of $1 paid by the Company.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company could offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP by any method that was deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement during the nine months ended September 30,

2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

In July 2025, the Company entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. The PPA and the SEPA are collectively referred to as the Yorkville Transactions. In accordance with the terms of the PPA, the Company may request pre-paid advances of up to $6,000 from Yorkville (each, a “Pre-Paid Advance”) over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance will be purchased by Yorkville at 95% of the face amount of the Pre-Paid Advance. At any time there is an outstanding balance under any Pre-Paid Advances, Yorkville may provide written notice requiring the Company to issue and sell shares of its common stock to Yorkville, which shall be offset against and reduce the amounts outstanding under the Pre‑Paid Advances. An initial Pre-Paid Advance of $1,000 was purchased on July 29, 2025 by Yorkville, or the First Advance, for net proceeds of $950. On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1,000, for which the Company received net proceeds of $950. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1,000, for which the Company received net proceeds of $950. As of the date of this report, Yorkville has converted the entire initial Pre‑Paid Advance, in the aggregate amount of $1,007 of principal and accrued interest, into 953,765 shares of the Company’s common stock, at a weighted average price per share of approximately $1.056, converted the Second Advance, in the aggregate amount of $1,004 of principal and accrued interest, into 927,107 shares of the Company’s common stock, at a weighted average price per share of approximately $1.082, and converted the Third Advance, in the aggregate amount of $1,001 of principal and accrued interest, into 846,290 shares of the Company’s common stock, at a weighted average price per share of approximately $1.183. Separately, under the SEPA, the Company may sell up to $15,000 of its common stock to Yorkville over a 36-month term. The Company has the sole discretion to initiate such sales, subject to volume and pricing limitations. In connection with entry into the SEPA, the Company paid Yorkville a $300 commitment fee through the issuance of 213,099 shares of common stock and paid $25 in structuring and legal fees. As of the date of this report, the Company has not elected to sell any shares of common stock to Yorkville under the SEPA.

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with fundraising and to provide certain advisory services. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met, such as a the successful fundraising. There are no contingent fees payable under these arrangements as of September 30, 2025.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $4,048 as of September 30, 2025, together with the proceeds received by the Company pursuant to the PPA in October 2025, will enable the Company to fund its planned operating expense and capital expenditure requirements into December 2025. The funds are not sufficient to enable the Company to complete the Phase 2 RENEW clinical trial of LTI-03 or maintain its current level of operations past December 2025. The Company’s estimate as to how long it expects its existing cash and cash equivalents to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. In addition, the Company’s cash and cash equivalents will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $17,904 and $21,902 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $369,304. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 7, 2025 (the “Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2024 (refer to Note 13).

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to improve relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. The ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in ASU 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity's effective tax rate reconciliation, as well as information on taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

4. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,997	$—	$—	$3,997
Treasury bills	4	—	—	4
	$4,001	$—	$—	$4,001

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,539	$—	$—	$2,539
Treasury bills	8,341	—	—	8,341
	$10,880	$—	$—	$10,880

During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between levels.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid research and development	$129	$116
Other current assets	997	676
Total prepaid expenses and other current assets	$1,126	$792

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

The Company performed a qualitative assessment of goodwill and indefinite-lived intangible assets for potential impairment as of September 30, 2025, and concluded that there were no qualitative factors that would have triggered impairment, therefore no impairment for indefinite-lived intangible asset or goodwill was recognized for the nine months ended September 30, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
External research and development services	$542	$2,720
Payroll and payroll-related costs	710	1,474
Professional fees	255	522
Other	114	122
Total accrued expenses and other current liabilities	$1,621	$4,838

8. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding

On October 31, 2023, under the terms of the Lung Acquisition Agreement, at the closing of the Lung Acquisition, the Company issued to the stockholders of Lung 344,345 shares of the common stock, and 19,903 shares of Series X Preferred Stock.

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

At the 2023 annual meeting of stockholders, or the 2023Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of September 30, 2025 and December 31, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

9. Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of September 30, 2025 and December 31, 2024, the Company had 25,140,092 and 21,666,012 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of September 30, 2025 and December 31, 2024, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

Advisory Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with fundraising and to provide certain advisory services. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met, such as a the successful fundraising. There are no contingent fees payable under these arrangements as of September 30, 2025.

Wainwright Sales Agreement

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2025, the Company had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $34, after deducting transaction fees of $1 paid by the Company.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated its “at the market offering” pursuant to the Equity Distribution Agreement with Citizens JMP. In the three months ended March 31, 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement during the nine months ended September 30, 2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

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

As part of the Warrant Exchanges, entities affiliated with Bios Equity Partners, LP (“Bios Partners”) surrendered PIPE Warrants representing an aggregate of 1,300,500 shares and provided the associated cash consideration of $2,079 for the issuance of Exchange Pre-Funded Warrants.

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

The Offering Warrants

In May 2024, the Company completed the Offering pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock and accompanying the Offering Warrants to purchase 4,273,505 shares of common stock. All of the Offering Shares and the Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined public offering price of $4.68, and the underwriter purchased each Offering Share and accompanying Offering Warrant from the Company, after the underwriting discount, at a combined price of $4.35. Net proceeds from the Offering were approximately $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

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

The Offering Warrants to purchase 890,138 shares of common stock were exercised in April 2025 as part of April 2025 Transactions. As of September 30, 2025, Offering Warrants to purchase 3,383,367 shares of common stock remained outstanding.

Prepaid Purchase Agreement

On July 29, 2025, the Company entered into a PPA with Yorkville, pursuant to which the Company may request pre-paid advances of up to $6,000 from Yorkville over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance is subject to the consent of Yorkville. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate of 8%, subject to an increase to 18% upon events of default described in the PPA. All Pre-Paid Advances are due and payable on the 12-month anniversary of their issuance. At any time that there is an outstanding balance under any Pre-Paid Advances, Yorkville may provide written notice, or Purchase Notice, requiring the Company to issue and sell shares of its common stock to Yorkville, which shall be offset against and reduce the amounts outstanding under the Pre-Paid Advance. The initial advance under the PPA of $1,000 was purchased on July 29, 2025, with net proceeds of $950 after a 5% original issue discount, or OID. On September 8, 2025, the Company entered into a second PPA with Yorkville for an additional $1,000 advance, with net proceeds of $950 after the 5% OID. On October 23, 2025, the Company entered into a third PPA with Yorkville for an additional $1,000 advance, with net proceeds of $950 after the 5% OID.

The Company elected the fair value option under ASC 825, Financial Instruments, or ASC 825, to measure the PPAs at fair value, with changes in fair value recognized in earnings. The initial fair value was determined to be equal to the net proceeds received ($950 per PPA), as this amount represented the cash consideration exchanged, consistent with ASC 825. OID costs of $100 related to the first and second PPA were expensed as incurred in the third quarter of 2025, as required under the fair value option. Additionally, the Company incurred legal costs of $118 which were expensed in the consolidated statements of operations and other comprehensive loss.

Under the terms of the PPAs, the Company issued shares of common stock to Yorkville in satisfaction of the advances. The number of shares issued was determined based on the applicable purchase price per share equal to the lower of (a) 115% of the daily volume weighted average price, or the VWAP, of the Company’s common stock on the last full trading day immediately prior to the date of such Pre‑Paid Advance and (b) 95% of the lowest daily VWAP of the Company’s common stock during the seven consecutive trading days immediately preceding the date on which Yorkville provides the Purchase Notice to the Company, but in no event less than the floor price set forth in the PPA. The carrying value of the PPA and accrued interest were reduced by the issuance of the shares.

Under the terms of the PPAs, through September 24, 2025, the Company issued an aggregate of 1,880,872 shares of common stock to Yorkville (953,765 shares under the first PPA through September 9, 2025, and 927,107 shares under the second PPA), based on the principal of $2,000 from the PPA and $11 of interest expense. The shares were recorded at par value of $0.001 per share with the remainder credited to additional paid-in capital, or APIC.

The initial and second PPAs were fully settled as of September 30, 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at September 30, 2025, was $0, and no adjustment for changes in fair value was required during the quarter.

Standby Equity Purchase Agreement

On July 29, 2025 (the “Effective Date”), the Company entered into a SEPA with Yorkville. Under the SEPA, the Company has the right to sell to Yorkville up to $15.0 million of its common stock (the “Commitment Amount”), par value $0.001 per share, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s sole discretion, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA.

Upon satisfaction of the conditions precedent in the SEPA, including having a resale registration statement for shares of common stock issued to Yorkville declared effective by the SEC, the Company may direct Yorkville to purchase a specified number of shares (a “SEPA Advance”) by delivering a written notice (a “SEPA Advance Notice”). A SEPA Advance may not exceed 100% of the average daily trading volume of the common stock on the Nasdaq Capital Market during the five consecutive trading days immediately preceding the SEPA Advance Notice.

Yorkville will purchase shares pursuant to a SEPA Advance at a price equal to 96% of the lowest daily VWAP of the Company’s common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery of the SEPA Advance Notice, unless the daily VWAP is less than a minimum acceptable price specified by the Company in the SEPA Advance Notice or no VWAP is available on the subject trading day.

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the Effective Date or (ii) the date on which Yorkville shall have made payment for shares of common stock equal to the Commitment Amount. The Company may terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided there are no outstanding SEPA Advance Notices for which shares of common stock need to be issued and all amounts owed to Yorkville under the SEPA have been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

As consideration for Yorkville’s commitment to purchase shares of common stock pursuant to the SEPA, the Company (i) issued 213,099 shares of common stock (the “Commitment Shares”), valued at $300, and (ii) paid Yorkville a $25 cash due diligence and documentation fee. The Company expensed those fees in the consolidated statements of operations and other comprehensive loss. The Company also expensed $118 of legal costs related to the SEPA in the consolidated statements of operations and other comprehensive loss.

In connection with the SEPA, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC a registration statement for the resale by Yorkville of the shares of common stock issued under the SEPA, including the Commitment Shares. The Company is required to use commercially reasonable efforts to have such registration statement declared effective by the SEC and to maintain its effectiveness during the 36-month commitment period. The registration statement was filed with the SEC on September 3, 2025 and declared effective by the SEC on September 5, 2025.

The total aggregate number of shares issuable under the SEPA and the PPA is limited to 19.9% of the outstanding shares of the Company’s common stock as of the Effective Date (the “Exchange Cap”), unless certain conditions are met. Additionally, the issuance of shares is subject to a limitation whereby Yorkville and its affiliates may not beneficially own more than 4.99% of the Company’s then-outstanding common stock at any time.

The Company did not issue any SEPA Advances during the nine months ended September 30, 2025.

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

As of September 30, 2025, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,143,997 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
1,000,000 shares of common stock issuable for vested but unsettled restricted stock units (Note 10);
•
1,302,066 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (as defined below) and 2017 ESPP (as defined below), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
6,616,499 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 255,000 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, (iii) warrants to purchase 3,383,367 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027, (iv) the Exchange Pre-Funded Warrants to purchase 1,939,000 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in the Warrant Exchanges as described above can be exercised at any time after their original issuance until such Exchange Pre-Funded Warrants are exercised in full, and (v) the Bios Pre-Funded Warrants to purchase 312,695 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in April 2025 as described above and can be exercised at any time after their original issuance until such Bios Pre-Funded Warrants are exercised in full.

Accordingly, as of September 30, 2025, out of the 100,000,000 shares of common stock presently authorized, 49,679,154 shares are issued and outstanding or reserved for issuance and 50,320,846 shares of common stock remain available for future issuance.

10. Stock-Based Awards

As of September 30, 2025, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of September 30, 2025, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of September 30, 2025.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of September 30, 2025, of which 1,302,066 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of September 30, 2025, the Company had 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of September 30, 2025, 1,516,886 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the nine months ended September 30, 2025 and 2024 were as follows, presented on a weighted average basis:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.0%	3.7%
Expected term (in years)	5.5	5.6
Expected volatility	107.1%	113.6%
Expected dividend rate	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,169,468	$5.41	7.0	$1,605
Granted	87,500	1.55	—	—
Exercised	(21,533)	1.05	—	18
Forfeited/Canceled	(59,310)	2.73	—	—
Expired	(32,128)	22.50	—	—
Outstanding at September 30, 2025	3,143,997	$5.21	6.4	$153

Options exercisable at September 30, 2025	2,048,161	$6.56	5.0	$134
Options vested and expected to vest at September 30, 2025	3,114,532	$5.23	6.4	$152
Options exercisable at December 31, 2024	2,059,025	$6.79	5.6	$1,524
Options vested and expected to vest at December 31, 2024	3,120,812	$5.45	7.0	$1,600

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $1.26. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 was $2.46. The aggregate fair value of stock options that vested during the nine months ended September 30, 2025 and 2024, was $129 and $1,453, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $18 and $354, respectively.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock unit activity during the nine months ended September 30, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value, $
Unvested - January 1, 2025	—	$—
Granted	1,000,000	1.19
Vested	(1,000,000)	1.19
Unvested - September 30, 2025	—	$—

As of September 30, 2025, there were 1,000,000 vested restricted stock units that were not issued. The fair value of these vested restricted stock units was $1,194 at the grant date and respective compensation expense was recognized in the three and nine months ended September 30, 2025.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$31	$38	$150	$114
General and administrative expenses	1,416	470	1,817	870
Total stock-based compensation expense	$1,447	$508	$1,967	$984

As of September 30, 2025, the Company had an aggregate of $1,732 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.85 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,581)	$(5,847)	$(17,904)	$(21,902)
Denominator:
Weighted average common shares outstanding—basic and diluted	26,361,386	21,663,089	24,171,173	16,687,473
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(0.27)	$(0.74)	$(1.31)

As part of the April 2025 Transactions, the Pre-Funded Warrants to purchase an aggregate of 2,251,695 shares of common stock at an exercise price of $0.001 per share are included within the denominator for basic net loss per share purposes and considered outstanding as of the date of issuance.

The 1,000,000 restricted stock units vested but not issued as of September 30, 2025 are included in earnings per share calculation as all conditions for issuance have been satisfied making the underlying shares contingently issuable and economically equivalent to outstanding shares.

The Company’s potential dilutive securities, which include stock options as of September 30, 2025 and 2024, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	3,143,997	2,195,039
Warrants to issue shares of common stock	6,616,499	7,353,442
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,232,000
Total	21,992,496	21,780,481

12. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of September 30, 2025, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the Company’s knowledge, threatened.

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

As of September 30, 2025, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $27 license maintenance fees in the nine months ended September 30, 2025, which was partially reimbursed by Advancium and the remaining is reimbursable by Rients. The Company incurred $27 license maintenance fees in the nine months ended September 30, 2024.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the nine months ended September 30, 2025 and 2024.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the nine months ended September 30, 2025 and 2024.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $25 license fees in the nine months ended September 30, 2025 and 2024, respectively.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the nine months ended September 30, 2025 and 2024.

Master Services Agreement

In April 2025, the Company entered into a master services agreement with a third party Contract Research Organization, or CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under the Company’s Protocol LTI-03-2001. Pursuant to the agreement, the Company had contracted for up to $17.0 million of master services.

In August 2025, this master services agreement was terminated with no future commitment for the Company.

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

In July 2025, the Option Agreement was terminated.

Letter Agreement with Rients

In August 2025, the Company entered into a letter agreement with Rients LLC, or Rients, for Rients to evaluate the legacy ALRN-6924 compound, or the Compound Asset. During the term of the letter agreement, Rients shall pay the Company for all fees and expenses incurred by the Company to maintain the Compound Asset.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 or December 31, 2024.

13. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
Preclinical study costs	—	—	—	2
CMC activities	162	81	947	3,394
Clinical operation activities	29	3	310	46
Total LTI-01 program-related expenses	191	84	1,257	3,442
LTI-03 program-related expenses:
Preclinical study costs	294	862	1,116	1,459
CMC activities	272	949	1,668	1,345
Clinical operation activities	414	1,225	3,249	2,948
Total LTI-03 program-related expenses	980	3,036	6,033	5,752
Other program-related expenses	2	34	11	56
Employee related expenses	478	517	1,622	1,593
Professional fees for services	6	31	44	49
Facilities and other expenses	24	20	61	34
Total research and development expenses	1,681	3,722	9,028	10,926
General and administrative expenses:
Employee related expenses	927	1,133	2,809	4,870
Professional fees for services	2,420	829	4,593	4,827
Facilities and other expenses	464	387	1,542	1,692
Total general and administrative expenses	3,811	2,349	8,944	11,389
Other income, net	(89)	224	68	413
Segment and consolidated net loss	$(5,581)	$(5,847)	$(17,904)	$(21,902)

14. Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Pre-Paid Advance Agreement with Yorkville

On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1,000, for which the Company received net proceeds of $950. The third PPA was converted to 846,290 shares of the Company’s common stock in October 2025, with no remaining outstanding balance.

Issuance of Common Stock

On October 30, 2025, the Company issued 300,000 shares of common stock for the restricted stock units granted and vested in August 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

On June 10, 2025, the U.S. Food and Drug Administration, or the FDA, advised us that it had put the Phase 2 RENEW trial of LTI-03 on clinical hold and we paused enrollment and patient dosing at our clinical trial sites in the United States. On July 8, 2025, we received a formal Clinical Hold Letter from the FDA, or the Letter. In the Letter, the FDA noted that no No-Observed-Adverse-Effect Level (NOAEL) had been identified and minimal mucus cell hyperplasia in the bronchioles had been observed in the 26-week rat study conducted in support of the RENEW trial. The FDA stated that without a NOAEL, there is inadequate nonclinical support for the Phase 2 RENEW trial. The FDA requested that we conduct a rat inhalation toxicity study using doses low enough to identify a NOAEL with a dosing duration sufficient to support the Phase 2 RENEW trial.

We are seeking to activate sites, enroll patients and initiate the RENEW trial in the United Kingdom and Europe and other jurisdictions. In October 2025, we received authorization from the European Medicines Agency, or the EMA, to initiate our Phase 2 RENEW trial, at sites in Germany and Poland, of our lead candidate, LTI-03, for the treatment of IPF. We had previously received regulatory clearance from the U.K.’s Medicines and Healthcare products Regulatory Agency, or the MHRA.

On October 29, 2025 we were notified by the FDA that it had lifted the full clinical hold on our Phase 2 RENEW trial evaluating in patients with IPF. The FDA’s decision follows a review of our submission, which addressed all of the agency’s concerns. In its correspondence, the FDA confirmed that Study LTI-03-2001 may proceed and that any prior Full Clinical Hold concerns have been fully resolved. We expect to resume patient recruitment in late 2025 or early 2026 across approximately 20 U.S. clinical sites located in Alabama, California, Colorado, Connecticut, Florida, Indiana, Kansas, Massachusetts, Michigan, Missouri, North Carolina, New York, Ohio, South Carolina, and Texas. The U.S. enrollment complements our broader global RENEW study, which includes approximately 30 additional sites in the United Kingdom, Germany, Poland, and Australia. The trial is designed to evaluate the safety, tolerability, and efficacy of LTI-03 in up to 120 patients with IPF. Key secondary endpoints include changes in lung function (FVC) and imaging-based measures of fibrosis progression. Initial topline data is expected in the third quarter of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $0.7 million in net proceeds from sales of common stock under our “at-the-market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition (as defined below) in 2023, $17.7 million in net proceeds in connection with the issuance and sale of shares and the accompanying warrants in our public offering in May 2024, $5.3 million in gross proceeds in connection with the April 2025 Transactions (as defined below) in April 2025, and $1.9 million in net proceeds from the sale of the two pre-paid advances under the PPA (as defined below).

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $5.6 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively, and $17.9 million and $21.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $369.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur operating losses for the foreseeable future.

As of September 30, 2025, we had cash and cash equivalents of $4.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the proceeds received by us pursuant to the PPA in July 2025 described below, will enable us to fund our planned operating expense and capital expenditure requirements into December 2025. The funds are not sufficient to enable us to complete the Phase 2 RENEW clinical trial of LTI-03 or maintain our current level of operations past December 2025 and we will need to obtain additional funding prior to completing the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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

On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1.0 million, for which we received net proceeds of $0.95 million. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1.0 million, for which we received net proceeds of $0.95 million. As of the date of this report, we have issued 953,765 shares of our common stock, at a weighted average price per share of approximately $1.056, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the initial Pre-Paid Advance, and issued 927,107 shares of our common stock, at a weighted average price per share of approximately $1.082, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Second Pre-Paid Advance, and issued 846,290 shares of our common stock, at a weighted average price per share of approximately $1.183, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Third Pre-Paid Advance. The initial and second Pre-Paid Advances were fully settled as of September 30, 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at September 30, 2025, was $0, and no adjustment for changes in fair value was required during the quarter.

Separately, under the SEPA, we may sell up to $15.0 million of our common stock to Yorkville over a 36-month period at our discretion. Sales under the SEPA are based on our advance notices and may be for a number of shares up to 100% of the average daily trading volume of our common stock during the five trading days immediately prior to the date of each such notice, priced at 96% of the lowest daily VWAP of our common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery each notice, subject to a minimum price floor set by us. As consideration for Yorkville’s commitment to purchase our common stock under the SEPA, we agreed to pay to Yorkville a commitment fee of $0.3 million, which was satisfied by the issuance to Yorkville of an aggregate of 213,099 shares of our common stock. As of the date of this report, we have not issued shares of our common stock to Yorkville under the SEPA.

The issuance of shares under both the PPA and SEPA is subject to a cap equal to 19.9% of our outstanding common stock as of July 29, 2025, unless stockholder approval is obtained or other specified conditions are met.

Advisory Agreements

We have entered into various arrangements with certain business advisors, consultants, and investment institutions to assist us with fundraising and to provide certain advisory services. In connection with these arrangements, we may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met, such as a the successful fundraising. There are no contingent fees payable under these arrangements as of September 30, 2025.

Sales Agreement with H.C. Wainwright

On May 15, 2025, we entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2025, we had issued and sold 16,127 shares of common stock pursuant to the Wainwright Sales Agreement. In July 2025, in connection with the Yorkville Transactions, we reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8.1 million.

Prior to entering into the Wainwright Sales Agreement, in May 2025, we terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which we could offer and sell up to $50.0 million of shares of our common stock from time to time through or to Citizens JMP by any method that was deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million. We did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement in 2025.

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

Master Services Agreement

In April 2025, we entered into a master services agreement with a third party Contract Research Organization, or CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Pursuant to the agreement, we had contracted for up to $17.0 million of master services.

In August 2025, this master services agreement was terminated with no future commitment for the Company.

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

In July 2025, the Option Agreement was terminated.

Letter Agreement with Rients

In August 2025, the Company entered into a letter agreement with Rients LLC, or Rients, for Rients to evaluate the legacy ALRN-6924 compound, or the Compound Asset. During the term of the letter agreement, Rients shall pay the Company for all fees and expenses incurred by the Company to maintain the Compound Asset.

Follow-on Public Offering

In May 2024, we completed an underwritten follow-on public offering, or the Offering, pursuant to which we issued and sold 4,273,505 shares of our common stock, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. We sold all of the Offering Shares and Offering Warrants. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined public offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant at a combined price, after underwriting discounts, of $4.35. Net proceeds from the Offering were $17.7 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. As of September 30, 2025, Offering Warrants to purchase 3,383,367 shares of common stock remained outstanding.

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

Other income, net consists of the income recognized under the Option Agreement with Advancium, gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, original issue discount, or OID, related to the PPA, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	1,681	3,722	(2,041)
General and administrative	3,811	2,349	1,462
Total operating expenses	5,492	6,071	(579)
Loss from operations	(5,492)	(6,071)	579
Other income, net	(89)	224	(313)
Net loss	$(5,581)	$(5,847)	$266

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 were $1.7 million, compared to $3.7 million for the three months ended September 30, 2024. The decrease of $2.0 million was primarily a result of the clinical hold imposed on LTI-03. During the three months ended September 30, 2025, we spent $0.6 million on clinical trials, $0.3 million on manufacturing, $0.5 million on employee and related expenses, and $0.3 million on regulatory and development consulting. During the three months ended September 30, 2024, we spent $2.1 million on clinical trials, $1.0 million on manufacturing including $0.8 million write-offs due to the expiration of clinical materials, and $0.1 million on regulatory and development consulting as well as $0.5 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2025, compared to $2.3 million for the three months ended September 30, 2024. The increase of $1.5 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to increased professional fees of $1.6 million as a result of vesting of restricted stock units granted in exchange for consulting services and the commitment fee related to the Yorkville Transactions, increased facilities and other expenses of $0.1 million, offset by decreased employee and related expenses of $0.2 million as a result of employee turnovers in 2024.

Other Income, net

Other income, net was an expense of less than $0.1 million for the three months ended September 30, 2025, which primarily consisted of OID related to the PPA, offset by interest income and accretion in our then-current cash and cash equivalents. Other income, net for the three months ended September 30, 2024 was $0.2 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds and treasury bills.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
	(in thousands)
Operating expenses:
Research and development	9,028	10,926	(1,898)
General and administrative	8,944	11,389	(2,445)
Total operating expenses	17,972	22,315	(4,343)
Loss from operations	(17,972)	(22,315)	4,343
Other income, net	68	413	(345)
Net loss	$(17,904)	$(21,902)	$3,998

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 were $9.0 million, compared to $10.9 million for the nine months ended September 30, 2024. The decrease of $1.9 million was primarily a result of the clinical hold imposed on LTI-03. During the nine months ended September 30, 2025, we spent $4.3 million on clinical trials, $2.2 million on manufacturing, $1.6 million on employee and related expenses, $0.1 million on professional fees and facilities and other expenses, and $0.8 million on regulatory and development consulting. During the nine months ended September 30, 2024, we spent $4.2 million on clinical trials, $4.6 million on manufacturing including $3.2 million write-offs due to the expiration of clinical materials, and $0.5 million on regulatory and development consulting as well as $1.6 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the nine months ended September 30, 2025, compared to $11.4 million for the nine months ended September 30, 2024. The decrease of $2.5 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to decreased professional fees of $0.2 million as a result of decrease in legal expense, offset by vesting of restricted stock units granted in exchange for consulting services and the commitment fee related to the Yorkville Transactions recognized during the three months ended September 30, 2025, and decreased employee and related expenses of $2.1 million as a result of employee turnover in 2024 as well as decreased facilities and other expenses of $0.2 million.

Other Income, net

Other income, net of less than $0.1 million for the nine months ended September 30, 2025 primarily consisted of interest income and accretion in our then-current cash and cash equivalents, offset by OID related to the PPA. Other income, net for the nine months ended September 30, 2024 was $0.4 million and it was primarily driven by fluctuations in foreign currency exchange rates and interest of our money market funds and treasury bills.

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

As of September 30, 2025, we had cash and cash equivalents of $4.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2025, together with the proceeds received by us pursuant to the PPA in October 2025, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into December 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. See the section titled “Risk Factors” found in our Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

We believe that our working capital as of September 30, 2025, together with the proceeds received by us pursuant to the PPA in October 2025, lack of revenue and recurring net losses raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(16,141)	$(17,479)
Cash provided by financing activities	7,350	17,817
Effect of exchange rate changes on cash and cash equivalents	(26)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,817)	$339

Operating Activities.

During the nine months ended September 30, 2025, net cash used in operating activities was $16.1 million primarily due to our net loss of $17.9 million and cash used in the change in operating assets and liabilities of $0.6 million, offset by non-cash charges of $2.4 million. Non-cash charges resulted primarily from stock-based compensation expense of $2.0 million, commitment fee related to the PPA of $0.3 million and OID related to the PPA of $0.1 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted primarily of a decrease of $3.5 million in other long-term liabilities and accrued expenses and other current liabilities, and an increase of $0.3 million in prepaid expenses and other current assets, offset by an increase of $3.2 million in accounts payable. During the nine months ended September 30, 2024, net cash used in operating activities was $17.5 million primarily due to our net loss of $21.9 million, offset by cash provided by the change in operating assets and liabilities of $3.4 million and non-cash charges of $1.0 million. Non-cash charges resulted primarily from stock-based compensation expense of $1.0 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted primarily of a decrease of $2.2 million in other assets due to the recognition of a prepaid expense, and an increase of $1.4 million in accrued expenses and other current liabilities, offset by an increase of $0.1 million in prepaid expenses and other current assets and a decrease of $0.1 million in accounts payable.

Financing Activities.

During the nine months ended September 30, 2025, net cash provided by financing activities was $7.4 million primarily due to the April 2025 Transactions and Yorkville Transactions described above. During the nine months ended September 30, 2024, net cash provided by financing activities was $17.8 million primarily due to the Offering in May 2024.

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

In April 2025, we entered into a master services agreement with a third party CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Pursuant to the agreement, we had contracted for up to $17.0 million of master services. This master services agreement was terminated in August 2025 with no future commitment for the Company.

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

During the three and nine months ended September 30, 2025, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses related to the (i) lack of sufficient accounting and supervisory personnel to maintain appropriate segregation of duties relating to user access of the financial accounting system and who have the appropriate level of technical accounting experience and training, (ii) lack of evidence over reviews of account reconciliations and supporting schedules, and (iii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. In the year ended December 31, 2023, management identified material weaknesses related to the accounting for the Lung Acquisition, including a lack of sufficient precision in the performance of reviews supporting the purchase price allocation accounting, and a lack of timely oversight over third-party specialists and the reports they produced to support the accounting for the Lung Acquisition. These material weaknesses continued to exist as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our clinical and research and development programs, future commercialization efforts or other operations.

As of September 30, 2025, we had cash and cash equivalents of $4.0 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2025, together with the proceeds received by us pursuant to the PPA in October 2025, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements only into December 2025. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

We believe that our working capital as of September 30, 2025, together with the proceeds received by us pursuant to the PPA in October 2025, lack of revenue and recurring net losses raise substantial doubt about our ability to continue as a going concern.

For a discussion of our other risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 7, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we sold 1,880,872 shares of our common stock to Yorkville, in satisfaction of an aggregate of $2.0 million of principal and accrued interest owed by us to Yorkville under our Pre-Paid Advance Agreement dated July 29, 2025. All shares of common stock issued and sold to Yorkville were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Amended and Restated Bylaws, as amended.

10.1	Pre-Paid Advance Agreement, dated as of July 29, 2025, between the Registrant and YA II PN, Ltd. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 30, 2025)

10.2	Standby Equity Purchase Agreement, dated as of July 29, 2025, between the Registrant and YA II PN, Ltd. (Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 30, 2025)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

Rein Therapeutics, Inc.

Date: November 14, 2025	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer (Principal Financial Officer)