Form 10-K
period 2025-12-31
Rein Therapeutics, Inc.
filed 2026-03-26
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the shares of common stock on The Nasdaq Capital Market was $32,264,569.

As of March 24, 2026 the Registrant has 28,039,032 shares of Common Stock, $0.001 par value per share, outstanding.

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our decision to further delay clinical development of LTI-01 for an undetermined period of time until additional funds are raised;
•
our unproven approach to drug research and development in the area of fibrotic diseases, with a focus on Caveolin-1, or Cav1, related peptides, and our ability to develop marketable products;
•
our future clinical trials for LTI-03, whether conducted by us or by any future collaborators, including our ability to enroll patients in our clinical trials, the timing of initiation of these trials and of the anticipated results;
•
the success of our remediation efforts related to the material weaknesses identified in our internal controls over financial reporting;
•
the timing of and our ability to obtain and maintain marketing approvals for LTI-03;
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
•
our plans to enter into collaborations for the development and commercialization of LTI-03, LTI-01 and any additional future product candidates;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K, or the Annual Report, and subsequently filed reports, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Annual Report and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report includes or incorporates by reference statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

Effective on January 10, 2025, we amended our Restated Certificate of Incorporation, as amended, to effect a change in our name from “Aileron Therapeutics, Inc.” to “Rein Therapeutics, Inc.” Unless the context otherwise requires, references in this Annual Report to “we,” “us,” “our” and the “Company” refer to Rein Therapeutics, Inc. and its wholly owned subsidiaries.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

Risks Related to Our Financial Condition

•
We believe that our existing cash and cash equivalents as of December 31, 2025, together with the proceeds received by us pursuant to the securities purchase agreements we entered into in January 2026 and February 2026, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2026, as a result we will need to obtain sufficient additional funding in order to sustain our current level of operations and complete our Phase 2 RENEW clinical trial of LTI-03.
•
We will require substantial additional capital to finance our operations beyond the second quarter of 2026 and to complete the development and commercialization of our product candidates. Due to our current liquidity constraints, we have paused development of LTI‑01 and other preclinical programs for an undetermined period and are prioritizing LTI‑03. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay our clinical and research and development program, future commercialization efforts or other operations.
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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

•
Our business is highly dependent on the success of our product candidate, LTI-03, which is now screening and recruiting patients in a Phase 2 clinical trial that initiated in May 2025.
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
•
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of LTI-03.
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

PART I

Item 1. Business

Overview and Recent Developments

We are a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. We currently have two product candidates in clinical development, LTI-03 and LTI-01, however, due to insufficient funding we have paused development of LTI‑01 for an undetermined period of time and are prioritizing LTI‑03. Our pipeline includes:

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

In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 and preclinical programs targeting cystic fibrosis and a peptide program focused on the Cav1 protein for an indefinite period.

Principal Product Candidates

LTI-03

LTI-03 is a novel peptide drug, the sequence of which is derived from the endogenous protein Cav1, that protects lung epithelial cells and inhibits multiple pro-fibrotic pathways in IPF patients. IPF is a progressive, fatal, age-associated lung disease with a median survival from diagnosis of three to five years. There are approximately 100,000 people living with IPF in the U.S. LTI-03 has been granted Orphan Drug Designation in the U.S. and European Union, or EU, for the treatment of IPF.

The pathogenesis of IPF is characterized by the loss of healthy lung cells known as alveolar epithelial type 2 cells, or AEC2s, proliferation and accumulation of activated myofibroblasts, deposition of extracellular matrix, or ECM, and fibrosis, resulting in labored breathing and loss of lung function. Damaged AEC2s are unable to replace injured alveolar epithelial type 1 cells, or AEC1s, which make up the majority of the alveolar surface and are important in mucus clearance and healthy lung function. Other than lung transplantation, no treatment has shown survival benefit. Three approved drugs, Nerandomilast (Jascayd®), nintedanib (OFEV®) and pirfenidone, have been shown to reduce the rate of lung function decline, but unfortunately provide only modest clinical benefit in IPF patients. No drug is curative, and significant side effects or intolerance can occur with the use of these therapies. As these approved drugs are focused on fibroblast proliferation, they have not demonstrated an effect on protecting or restoring healthy lung epithelial cells. We believe LTI-03 has a mechanism that not only reduces fibroblast proliferation but also, importantly, protects and potentially restores healthy lung epithelial cells.

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
•
SPD, an indicator of epithelial cell health that is linked to decline in lung function, decreased by 5% in Cohort 2 at 14 days of treatment. The current standard of care for IPF, nintedanib, reduced SPD by 4% at 12-weeks in a third party trial of nintedanib referred to as the INMARK trial. The biomarker regarding change in SPD in our Phase 1b trial and the data from the INMARK trial of nintedanib compares two clinical trials with different trial designs, patient enrollment criteria and treatment regimens. In addition, the applicable measurements were observed over different time periods. As a result, the data from these trials may not be directly comparable.
•
LTI-03 did not induce inflammation in peripheral blood mononuclear cells in either Cohort, measured by pAKT, a safety marker for inflammation in this trial.
•
LTI-03 was generally well-tolerated, and there were no drug-related adverse events that resulted in a discontinuation of the trial.

Phase 2 Clinical Trial

In May 2025, we initiated screening and recruitment of patients in the RENEW Phase 2 clinical trial of LTI-03. The RENEW trial is a Phase 2 multi-center, randomized, double-blind, placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 patients with IPF. In addition, the trial is designed to assess the activity of inhaled dry powder LTI-03 across multiple biomarkers and to measure lung function, lung imaging markers of fibrosis, and the potential for healthy tissue regeneration. The trial is designed to enroll approximately 120 patients diagnosed with IPF within 5 years of screening, who may be receiving standard of care antifibrotic therapy, across up to 50 sites globally, including sites in the U.S., UK, Germany, Australia and Poland. Patients will be randomized into two blinded placebo-controlled cohorts that will run concurrently. Patients in the low dose cohort will receive 2.5 mg of either LTI-03 or placebo administered twice daily, or BID, for a total dose of 5 mg/day, while participants in the high dose cohort will receive 5 mg BID for a total dose of 10 mg/day. The primary endpoint is the incidence of treatment-emergent adverse events from Day 1 through Week 24. The key secondary endpoint is the efficacy of LTI-03 measured through forced vital capacity, percent predicted FVC and high-resolution computer tomography, in collaboration with Qureight Ltd. Patients will undergo a 28-day screening period prior to being randomized and entering the 24-week treatment period, with a four-week follow-up.

In October 2025, we received authorization from the European Medicines Agency, or the EMA, to initiate our Phase 2 RENEW trial of our lead candidate, LTI-03, for the treatment of IPF at sites in Germany and Poland. We had previously received regulatory clearance from the UK’s Medicines and Healthcare products Regulatory Agency, or the MHRA. In January 2026, we received orphan drug designation from the EMA for LTI-03.

As of the date of this Annual Report, we activated sites and are enrolling patients in the U.S. and are seeking to activate additional sites, enroll patients and initiate the RENEW trial throughout the U.S., UK, Europe and other jurisdictions. In March 2026, we dosed our first patient in the RENEW Phase 2 clinical trial of LTI-03. We expect to report initial interim topline data on some proportion of patients in the fourth quarter of 2026.

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

Based on the results of this trial, we plan to investigate LTI-01 in an additional Phase 2 dose-ranging, placebo-controlled clinical trial with a lower dose to establish efficacy and safety. In June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until sufficient additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, as a result of our current capital limitations, we have suspended development activities for LTI‑01 for an indefinite period and are allocating our limited resources to LTI‑03 development.

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

Preclinical Programs

We have multiple programs in preclinical development. We are developing LTI-05, an epithelial sodium channel, or ENaC, inhibitor, in lead optimization for the treatment of cystic fibrosis, or CF, that has demonstrated sodium channel inhibition and localized activity in preclinical studies. In addition, we are developing a systemic formulation of a proprietary Cav1-related peptide to be utilized for patients where a systemic delivery would be ideal. Cav1, from which LTI-03 is derived, has been widely studied for its role in the regulation of cell signaling and endocytosis and, we believe, restores balance by regulating aberrant cell signaling. Cav1 has been demonstrated to be deficient in multiple fibrotic organs in preclinical models. Independent preclinical research and our preclinical research have demonstrated the potential of a Cav1-related peptide to treat fibrosis in a number of organs, including kidney, heart and skin. This preclinical program is currently in the formulation development stage. Similar to the LTI-01, we have suspended any development activities for our preclinical programs until we can raise sufficient financing and are allocating our limited resources to development of LTI‑03.

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

If any of our product candidates are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more back-up manufacturers for the commercial production of our product candidates. Development and commercial quantities of any drugs that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA, and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:

•
IPF: There are currently three approved branded products for the treatment of IPF; Esbriet (pirfenidone), marketed by Roche Holding AG, and Ofev (nintedanib) and Jascayd (nerandomilast), both marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include AbbVie Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Avalyn Pharma, Inc., Vicore Pharma Holding AB, Endeavor BioMedicines and PureTech Health plc.
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

We may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if we breach the terms of the agreement. We incurred $0.1 million in a minimum royalty fee during the years ended December 31, 2025 and 2024, respectively.

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

We may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if we breach the terms of the agreement. We did not incur any expenses under the UT Austin 6607 Agreement during the years ended December 31, 2025 and 2024.

Agreement with Medical University of South Carolina

In March 2016, we entered into a license agreement with Medical University of South Carolina Foundation for Research Development, or MUSC. Pursuant to this license agreement with MUSC, or the MUSC Agreement, we have patent rights related to protecting against lung fibrosis by up-regulating Cav1. The MUSC Agreement granted (i) a royalty-bearing, exclusive license under the patent rights to make, use and sell the license product; and (ii) a sublicensing right that allows us to grant sublicenses to affiliates and third parties to use the licensed product in the field of use and approved territories outlined in the agreement. In September 2018, the agreement was amended and restated to include definitions of related methods, related products and related rights.

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

We may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. We incurred $25 thousand in a minimum royalty fee during the years ended December 31, 2025 and 2024.

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

We may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. We did not incur any expenses under the Vivarta Agreement during the years ended December 31, 2025 and 2024.

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

As of March 24, 2026, we own or have licensed fifty-eight issued patents and fifty-two pending patent applications worldwide, which are material to the programs described below relating to the Lung business. Forty-six issued patents worldwide and five pending patent applications are owned by the UT System, which have granted us exclusive license rights to the technology. We own five issued patent and ten pending patent applications worldwide together with the UT System, which have granted us exclusive license rights to the technology. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and foreign patent protection for a variety of technologies, including caveolin-1 peptides, such as LTI-03, compositions, and formulations related to caveolin-1 peptides, methods for therapeutic use of caveolin-1 peptides and conjugates of interest and diagnostic methods with caveolin-1 peptides for treating diseases of interest. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

LTI-03 Program

As of March 24, 2026, we owned two U.S. patents, including U.S. Patent Nos. 12,280,088 and 12,280,089, three patents granted outside of the U.S., nine pending U.S. patent applications, and twenty-eight pending applications outside of the U.S. related to the LTI-03 program. We also have licensed: six U.S. patents, including U.S. Patent Nos. 8,697,840, 9,630,990, 10,377,796, 11,161,875, 11,780,879, and 12,173,089, forty patents granted outside of the U.S., one pending U.S. application, and four pending applications outside of the U.S. related to the LTI-03 program. The issued LTI-03 related patents are expected to expire between the years 2030 and 2041, without any available patent term extensions. Patents that may issue from the pending applications are expected to expire between the years 2034 and 2044, without any available patent term extensions. The issued patents we own with the UT system are directed to dry powder formulations of LTI-03 and therapeutic uses thereof. The in-licensed LTI-03 issued patents from the UT System are directed to methods of treating acute lung injury or pulmonary fibrosis with LTI-03 and methods of treating a condition characterized by fibrosis with LTI-03. The pending applications in the LTI-03 program are directed to methods for treating diseases or disorders, including fibrosis, methods for increasing viability of lung epithelial cells, and formulations, including dry powder and extended-release formulations, as well as therapeutic uses of LTI-03 for other indications interest and diagnostic methods.

As of March 24, 2026, we also own three U.S. patents, four patents granted outside of the U.S., one pending U.S. application, and nine pending applications outside of the U.S. related to other caveolin-1 peptides related to LTI-03. These patents and patents that may issue from these pending applications are expected to expire in 2039.

U.S. Government Regulation of Drug and Biological Products

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of drugs and biologics. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance are often revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

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
•
satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
•
the FDA review and approval of the NDA or BLA authorizing marketing of the drug or biological product for particular indications in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any other potential post-approval studies required by the FDA.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress began requiring sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for Diversity Action Plans, or DAPs. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the clinicaltrials.gov data registry. Similar requirements for posting clinical trial information in clinical trial registries exist in the EU and in other countries outside the U.S. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10 thousand for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

During the development of a new drug or biological product, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2 and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. From a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Marketing Application Submission and FDA Review

Assuming successful completion of the required clinical testing, the results of the clinical trials and preclinical studies (along with information relating to the product’s chemistry, manufacturing, controls, or CMC) and the proposed labeling are submitted to the FDA as part of an NDA or BLA, requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the FDA must find the data submitted to be sufficient to establish the safety and efficacy of the investigational drug product, and safety, potency and purity for the investigational biologic product, for its proposed indication. The fee required for the submission of an NDA or BLA under the PDUFA, is substantial (for example, for fiscal year 2026 this application fee is approximately $4.7 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, which is currently set at $0.4 million per eligible prescription program. These fees are adjusted annually, but exemptions and waivers may be available under certain circumstances. No user fee is required for orphan drug product applications, except when an application also includes an indication for a non-rare disease or condition.

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

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the therapeutic/biologic to determine whether the manufacturing processes and facilities comply with GMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP regulatory requirements and are adequate to ensure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

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

Additionally, the FDA may refer any NDA or BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. If the FDA concludes that a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS and the FDA will not approve the NDA or BLA without a REMS.

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or a BLA or certain supplements thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless this requirement is waived, deferred or inapplicable. Sponsors must submit a pediatric study plan to the FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. In general, PREA requirements do not apply to drugs or biologics for indications granted Orphan Drug Designation although the FDA has taken steps to limit what is considers abuse of this statutory exemption in the PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

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

If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings, or precautions be included in the product labeling (including specific safety-related label warnings). The FDA may also require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions, or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, and the FDA review and approval.

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

Post Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, governing, among other things, manufacturing and quality-related compliance, monitoring and recordkeeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations, known as off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies, including state regulatory bodies, actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

If there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain the FDA approval of a new NDA or a BLA or an NDA or a BLA supplement, which may require the applicant to develop additional data or conduct additional clinical trials and preclinical studies. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product, which may require substantial commitment of resources post-approval to ensure compliance. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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
•
refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product approvals;
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (PIE) Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under the FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products.

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

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval for our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or a BLA, plus the time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

LTI-01 has been granted Orphan Drug Designation by the FDA and European Medicines Agency, or EMA, for the treatment of pleural empyema. LTI-03 has been granted Orphan Drug Designation by the FDA and EMA for treatment of IPF.

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

Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the U.S. Whether or not we obtain the FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before we may commence clinical trials or market products in those countries or areas.

With the exception of the EU or European Economic Area, or EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain the FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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
•
the Travel Act of 1961, which has been used as a tool in the health care context to target kickback schemes involving private insurance that would not otherwise be prohibited under the anti-kickback statute, makes it unlawful for a facility to use interstate commerce with the intent, among other things, to distribute proceeds of “unlawful activity” and thereafter do some act to further such distribution (“unlawful activity” includes bribery under the state law in which the activity was committed); and
•
laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act or the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Health Care Reform in the U.S.

The containment of health care costs has also become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

General Data Protection Regulation

Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The GDPR became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent to certain processing activities from the individuals to whom the personal data relates, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record- keeping. The GDPR provides for substantial penalties to which we could be subject in the event of any non-compliance, including fines of up to €10.0 million or up to two percent of our total worldwide annual revenues, whichever is greater, for certain comparatively minor offenses, or up to €20.0 million or up to four percent of our total worldwide annual revenues, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers, and recent court decisions and regulatory guidance have substantially increased the compliance burden and legal uncertainty associated with transferring the personal data of

EEA individuals to third countries outside of the EEA whose data protection laws are not believed to be adequate by European standards (although the recent EU-US Data Privacy Framework offers a new route for data transfers from the EU to be made lawfully to the US).

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

Employees and Human Capital Resources

As of December 31, 2025, we had 10 full-time employees, including a total of two employees with M.D. or Ph.D. degrees. Of these full-time employees, four are engaged in research and development activities and six are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on August 6, 2001 under the name Renegade Therapeutics, Inc. We changed our name to Aileron Therapeutics, Inc. on February 5, 2007. On October 31, 2023, we acquired Lung Therapeutics, Inc., or Lung, pursuant to an Agreement and Plan of Merger, after which time Lung became a wholly owned subsidiary of ours. On January 10, 2025, we changed our name to Rein Therapeutics, Inc., and changed our trading symbol from “ALRN” to “RNTX”, effective January 13, 2025. Our principal executive office is located at 12407 N. Mopac Expy. Suite 250 #390, Austin, TX 78758, and our telephone number is (737) 802-1989.

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

Risks Related to Our Financial Condition

We require substantial additional capital to finance our operations. Our cash and cash equivalents are not sufficient to enable us to sustain our operations beyond the second quarter of 2026 or complete the development and commercialization of LTI-03. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our clinical and research and development programs, future commercialization efforts or other operations.

As of December 31, 2025, we had approximately $3.2 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2025, together with the $4.3 million of proceeds received by us pursuant to the securities purchase agreements we entered into in January and February 2026, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2026. These funds are not sufficient to enable us to sustain our operations beyond the second quarter of 2026 or complete the Phase 2 RENEW clinical trial of LTI-03. Our future viability is dependent on our ability to raise additional capital to finance our operations within the next five months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing clinical trials and research and development of our main product candidate, LTI-03. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 for an indefinite period due to our current capital limitations. Our approach to the research and development of our product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. LTI-03 is currently in Phase 2 clinical development. It will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials to regulatory approval. We are still in mid-stage clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future and do not expect to achieve or maintain profitability; Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have financed our operations principally through equity financings. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2025 and 2024, we reported an operating loss of $50.6 million and $65.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $401.3 million. We have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and research and development and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates. We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•
advance the development of our lead clinical product candidate, LTI-03, through clinical development, and, if successful, later-stage clinical trials;
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
•
hire additional CMC, quality control, scientific and management personnel and expand our operational, financial and management systems and personnel, including personnel to support our clinical development and manufacturing efforts and our operations as a public company;
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

Global and macroeconomic developments can disrupt our supply chains and adversely affect our financial condition and results of operations.

We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, trade policies, including tariffs and other trade restrictions or the threat of such actions, military actions and ongoing conflicts in the Middle East, Ukraine and elsewhere, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates and changes in, instability in financial institutions. Most of these developments and factors are outside of our control and could exist for an extended period of time. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including due to the impact of tariff and trade policies or conflicts in the Middle East or Ukraine could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international conflicts or trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025 and 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in internal control over financial reporting: (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. Refer to Part II, Item 9A. “Controls and Procedures” for additional information regarding the material weaknesses.

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

We hold a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $0.25 million. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short term liquidity and ability to meet our operating expense obligations.

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

Risks Related to the Discovery, Development and Commercialization of Product Candidates

Our business is highly dependent on the success of our lead product candidate, LTI-03.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have our lead product candidate, LTI-03, in Phase 2 clinical development. If it encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed a Phase 1a safety and tolerability clinical trial of LTI-03 in healthy normal volunteers and conducted a Phase 1b dose ranging, placebo-controlled safety and tolerability trial of LTI-03 in IPF patients. We must successfully complete Phase 3 clinical trials prior to obtaining the FDA approval of LTI-03 for commercial use.

For each product candidate, we must demonstrate its safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply, capacity and expertise, and substantially invest in marketing efforts before we are able to generate any revenue from such product candidate.

Before we can generate any revenue from sales of our clinical product candidate, LTI-03, we must perform additional clinical studies and/or preclinical development, and complete regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates is approved, we must ensure sufficient commercial manufacturing capacity and conduct and finance significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of LTI-03.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize LTI-03, including, but not limited to:

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

Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, we previously announced that we expect to investigate LTI-01 in an additional Phase 2 clinical trial. However, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 for an indefinite period due to our current capital limitations. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for the FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve many patients, have significant costs and can take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition of candidate therapies from failure of these candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and previous clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as new drugs and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of LTI-03. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including, but not limited to:

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

Although we have received U.S. and EU Orphan Drug Designation for LTI-03 for IPF and U.S. and EU Orphan Drug Designation for LTI-01 for pleural empyema, we may be unable to obtain and maintain Orphan Drug Designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

Although we have received U.S. and EU Orphan Drug Designation for LTI-03 for IPF and U.S. and EU Orphan Drug Designation for LTI-01 for pleural empyema, we have not received U.S. Orphan Drug Designation for LTI-01 for LPE, which is the first indication that we are pursuing for LTI-01. Furthermore, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant Orphan Drug Designation to product candidates of other companies that treat the same indications as our product candidates.

Generally, if a product candidate with an Orphan Drug Designation in the U.S. receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. Similar exclusivity rights apply under EU law if a product candidate with Orphan Drug Designation is authorized in the EU. Designation does not mean approval. Even if we obtain marketing authorization, the FDA may choose not to grant exclusivity. In the EU, market exclusivity only applies if the criteria for orphan drug designation still exist at the time when the marketing authorization is granted. The applicable period is seven years in the U.S. and ten years in the EU. Under EU law, the period of exclusivity may be reduced to six years if it is established, at the end of the fifth year, that the criteria for orphan drug designation are no longer met. In the U.S., orphan drug exclusivity may be revoked if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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
•
decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners. We will need to obtain additional insurance for clinical trials as LTI-03 and LTI-01 continue clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain, on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Marketing Approval

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any product candidate.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, or biologics license applications, or BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs or BLAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it reconsiders our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or BLA, or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs or BLAs.

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

Even if LTI-03 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we or they receive approval of an NDA or BLA from the FDA or marketing approval from comparable foreign regulatory authorities. LTI-03 is in mid-stage of development and is subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for LTI-03 in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including the FDA approval of an NDA or BLA.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We completed a Phase 2a dose-ranging, placebo-controlled trial of LTI-01 in LPE patients. We may need to investigate higher or lower doses of LTI-01 in future clinical trials to establish efficacy and safety. Additionally, as no drug has been approved for LPE, our Phase 2a primary endpoint of treatment failure, defined as death or referral to surgery by a specific criteria checklist within seven days of commencing treatment may not be considered an appropriate endpoint for approval by the regulatory authorities. The trial results did not show statistical significance on the primary endpoint. Additionally, our highest dose of LTI-01 in this trial showed a lower effect than the other LTI-01 doses tested. Based on the results of this trial, we expect to investigate LTI-01 in a Phase 2b dose-ranging, placebo-controlled clinical trial with a lower dose to establish efficacy and safety. However, in June 2024, we decided to temporarily delay clinical development of LTI-01 in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 for an indefinite period. Even with additional clinical trial testing with a modified primary endpoint, we may never be successful in demonstrating sufficient results to support marketing approval.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

We may seek to obtain breakthrough therapy designation, fast track designation, or priority review designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA fast track designation is possible for drugs intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition. In addition, if the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time an NDA is submitted to the FDA.

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

There can be no assurance that the FDA will agree with any proposed surrogate endpoints or that we will decide to pursue or submit a BLA or NDA for accelerated approval or any other form of expedited development, review or approval for any of our current or future product candidates. Similarly, there can be no assurance that, after feedback from the FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biopharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals and healthcare providers in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to the FCPA enforcement actions. Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information products classified for national security purposes, as well as certain products, technology and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

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

Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material or services to us. In 2024, the U.S. House of Representatives passed the BIOSECURE Act, and the Senate has advanced a substantially similar bill. Though such legislation was not enacted into law in 2024, Congress could re-introduce similar measures, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation.

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

In addition to our operations in the U.S., we may seek to conduct clinical trials in the EEA and may become subject to additional European data protection laws, regulations and guidelines. The GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent to certain processing activities from the individuals to whom the personal data relates, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR provides for substantial penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to two percent of our total worldwide annual revenues, whichever is greater, for certain comparatively minor offenses, or up to 20,000,000 Euros or up to four percent of our total worldwide annual revenues, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers, and recent court decisions and regulatory guidance have substantially increased the compliance burden and legal uncertainty associated with transferring the personal data of EEA individuals to third countries outside of the EEA whose data protection laws are not believed to be adequate by European standards (although the recent EU-US Data Privacy Framework offers a new route for data transfers from the EU to be made lawfully to the U.S.).

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

Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will our activities and those of the FDA and its operations. For example, the potential loss of the FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

The manufacturing process for a product candidate is subject to the FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all, or on a delayed basis. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or may require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. In addition, the new manufacturer must comply with the aforementioned quality-related regulatory requirements.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for LTI-03. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP or other requirements could adversely affect our business in a number of ways, including, but not limited to:

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

Manufacturing our product candidates requires many specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event that any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

Any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

•
the timing and results of clinical trials of LTI-03;
•
our ability to raise additional capital as and when needed;
•
any delay in identifying and advancing a clinical candidate for our other development programs;
•
any delay in our regulatory filings for LTI-03 and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in future clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval of LTI-03;
•
changes in laws or regulations applicable to LTI-03, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•
our inability to establish collaborations, if needed;
•
our failure to commercialize our product candidates, if approved;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of LTI-03;
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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to domestic research and development expenses and bonus depreciation, among others. The provision related to domestic research and development expenses allows for immediate expensing of domestic research and development costs along with accelerated deductions on previously capitalized domestic research and development costs. The Company has included impacts for the provisions in effect for tax years beginning after December 31, 2024 in its consolidated financial statements for the year ended December 31, 2025 and notes there was not a material impact.

Regulatory guidance under the OBBBA, TCJA, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the OBBBA, TCJA, the IRA, and additional tax legislation.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

A significant portion of our total outstanding shares may be sold into the market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 24, 2026, we had 28,039,032 shares of common stock outstanding and 12,232 shares of our Series X non-voting convertible preferred stock, or Series X Preferred Stock, outstanding, which were convertible into 12,232,000 shares of common stock, subject to beneficial ownership limitations.

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

As of March 24, 2026, entities and individuals affiliated with Bios Partners, or collectively, the Bios Entities, beneficially owned 7.11% of our outstanding common stock. This ownership percentage does not, due to certain restrictions on conversion and exercisability, take into account the issuance of all shares of our common stock upon conversion of the Series X Preferred Stock or upon exercise of the warrants issued to the Bios Entities in our October 2023 private placement.

The Certificate of Designation for the Series X Preferred Stock provides that any holder of Series X Preferred Stock will not have a right to convert, subject to certain exceptions, the Series X Preferred Stock for our common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would hold 19.99% of the total number of shares of our common stock then outstanding, subject to decrease upon written notice by the holder. Similarly, under the terms of the warrants a holder shall not have the right to exercise any portion of any warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates), would beneficially own in excess of a percentage elected by the holder up to 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the warrants. Assuming the conversion of all outstanding Series X Preferred Stock and the exercise of all outstanding warrants, options and any other rights to acquire our common stock, and without giving effect to the foregoing beneficial ownership limitations on Series X Preferred Stock and the warrants, the Bios Entities would, as of March 24, 2026, own 38.4% of our common stock on a fully diluted basis.

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

Item 2. Properties

On August 16, 2021, Lung entered into an operating lease agreement to rent approximately 6,455 square feet of office space for its corporate headquarters in Austin, Texas, beginning on October 1, 2021. The lease expired March 31, 2024, and we did not renew the lease. Following expiration of the lease, we are operating virtually, and expect to do so for the foreseeable future. Our current address is used solely as a mailing address for the receipt of correspondence.

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

Holders of Our Common Stock

As of March 24, 2026, there were approximately 117 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

In April 2025, certain institutional investors, including Bios Equity Partners, LP, or Bios Partners, exercised warrants for the purchase of 1,049,638 share of our common stock for the gross proceeds of $1.7 million and exchanged outstanding warrants for pre-funded warrants and the cash purchase price of an aggregate of $3.1 million. All shares of common stock and warrants were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview and Recent Developments–April 2025 Warrant Transactions and Private Placement.”

During the year ended December 31, 2025, we sold 2,727,162 shares of our common stock to Yorkville, in satisfaction of an aggregate of $3.0 million of principal and accrued interest owed by us to Yorkville under our Pre-Paid Advance Agreement dated July 29, 2025. All shares of common stock issued and sold to Yorkville were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview and Recent Developments

We are a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of orphan pulmonary and fibrosis indications with no approved or limited effective treatments. We currently have one lead product candidate in clinical development, LTI-03. As a result of our current capital limitations, we have suspended development activities for LTI-01 and our candidates in preclinical development focused on fibrosis indications for an indefinite period and are allocating our limited resources to LTI‑03, as it is further discussed below. Our pipeline includes:

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

In June 2024, we decided to temporarily delay clinical development of LTI-01 and other pre-clinical candidates in an effort to focus our resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 for an indefinite period.

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

In October 2025, we received authorization from the European Medicines Agency, or the EMA, to initiate our Phase 2 RENEW trial of our lead candidate, LTI-03, at sites in Germany and Poland. We had previously received regulatory clearance from the U.K.’s Medicines and Healthcare products Regulatory Agency, or the MHRA. In January 2026, we received orphan drug designation from the EMA for LTI-03.

As of the date of this Annual Report, we activated sites and are enrolling patients in the U.S. and are seeking to activate additional sites, enroll patients and initiate the RENEW trial throughout the U.S., UK, Europe and other jurisdictions. In March 2026, we dosed our first patient in the RENEW Phase 2 clinical trial of LTI-03. We expect to report initial interim topline data on some proportion of patients in the fourth quarter of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $2.2 million in net proceeds from sales of common stock under our “at the market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition (as defined below) in 2023, $17.7 million in net proceeds in connection with the issuance and sale of shares and accompanying warrants in our public offering in May 2024, $5.1 million in net proceeds from the April 2025 Transactions (as defined below), $2.9 million in net proceeds from the Yorkville Transactions described below and $4.3 million of net proceeds from our 2026 promissory notes described below. As of December 31, 2025, we had $3.2 million in cash and cash equivalents, without giving effect to the $4.3 million of proceeds from our 2026 promissory notes.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $49.9 million and $62.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $401.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations as well as the impairment loss on intangible assets. We expect to continue to incur operating losses for the foreseeable future.

As of December 31, 2025, we had cash and cash equivalents of $3.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2025, together with the $4.3 million of proceeds received by us pursuant to the securities purchase agreements we entered into in January and February 2026, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2026. These funds are not sufficient to enable us to complete the Phase 2 RENEW clinical trial of LTI-03 and we will need to obtain additional funding prior to completing the trial. Our future viability is dependent on our ability to raise additional capital to finance our operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. If we are unable to obtain sufficient funding on terms acceptable to us, on a timely basis or at all, we may be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

2026 Bridge Loans

In January 2026 and February 2026, we entered into separate securities purchase agreements, or the Purchase Agreements, with three institutional investors pursuant to which we issued and sold to the investors, in a private placement, unsecured promissory notes in the aggregate original principal amount of $5.4 million, or the Notes. Pursuant to the Purchase Agreements, we issued and sold the Notes to the investors for the aggregate purchase price of $4.3 million, inclusive of an original issue discount of 20%.

The Notes have a stated maturity date of the earlier of (i) the date of the closing of the next issuance and sale of our securities, in a single transaction or series of related transactions, to investors resulting in gross proceeds to us of at least $10.0 million (exclusive of the Notes proceeds) or (ii) June 30, 2026. Our obligations under the Notes are unsecured. There is no interest payable under the Notes other than the 20% original issue discount. The Purchase Agreements contained representations, warranties, covenants and other terms customary for agreements of such nature.

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

On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1.0 million, for which we received net proceeds of $0.95 million. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1.0 million, for which we received net proceeds of $0.95 million. As of the date of this report, we have issued 953,765 shares of our common stock, at a weighted average price per share of approximately $1.056, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the initial Pre-Paid Advance, and issued 927,107 shares of our common stock, at a weighted average price per share of approximately $1.082, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Second Pre-Paid Advance, and issued 846,290 shares of our common stock, at a weighted average price per share of approximately $1.183, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Third Pre-Paid Advance. All three Pre-Paid Advances were fully settled as of December 31, 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at December 31, 2025, was $0, and no adjustment for changes in fair value was required during the year ended December 31, 2025.

Separately, under the SEPA, we may sell up to $15.0 million of our common stock to Yorkville over a 36-month period at our discretion. Sales under the SEPA are based on our advance notices and may be for a number of shares up to 100% of the average daily trading volume of our common stock during the five trading days immediately prior to the date of each such notice, priced at 96% of the lowest daily VWAP of our common stock on the Nasdaq Capital Market during the three consecutive trading days commencing on the date of delivery each notice, subject to a minimum price floor set by us. As consideration for Yorkville’s commitment to purchase our common stock under the SEPA, we agreed to pay to Yorkville a commitment fee of $0.3 million, which was satisfied by the issuance to Yorkville of an aggregate of 213,099 shares of our common stock. We did not issue shares of our common stock to Yorkville under the SEPA.

The issuance of shares under both the PPA and SEPA was subject to a cap equal to 19.9% of our outstanding common stock as of July 29, 2025, unless stockholder approval is obtained or other specified conditions are met.

On December 11, 2025, we terminated the PPA and SEPA.

Advisory Agreements

We have entered into various arrangements with certain business advisors, consultants, and investment institutions to assist us with fundraising and to provide certain advisory services. In connection with these arrangements, we may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met, such as a successful fundraising. There are no contingent fees payable under these arrangements as of December 31, 2025.

Sales Agreement with H.C. Wainwright

On May 15, 2025, we entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2025, we had issued and sold 999,967 shares of common stock pursuant to the Wainwright Sales Agreement for a net proceeds of $1.5 million.. In July 2025, in connection with the Yorkville Transactions, we reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8.1 million.

Prior to entering into the Wainwright Sales Agreement, in May 2025, we terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which we could offer and sell up to $50.0 million of shares of our common stock from time to time through or to Citizens JMP by any method that was deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Through May 2025, we issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $0.7 million. We did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement in 2025.

April 2025 Warrant Transactions and Private Placement

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of the PIPE Warrants (as defined below) and certain holders of the Offering Warrants (as defined below). Pursuant to these letter agreements, these holders agreed to exercise for cash the PIPE Warrants for the purchase of an aggregate of 159,500 shares of common stock and the Offering Warrants for the purchase of an aggregate of 890,138 shares of common stock at a reduced exercise price of $1.60 per share, or the Warrant Exercises. The total net proceeds for the Warrant Exercises were $1.6 million.

On April 21, 2025, we entered into privately negotiated letter agreements with additional holders of the PIPE Warrants pursuant to which such holders surrendered PIPE Warrants exercisable for an aggregate of 1,939,000 shares of common stock for cancellation in exchange for pre‑funded warrants (the “Exchange Pre-Funded Warrants”) to purchase the same number of shares at an exercise price of $0.001 per share (the “Warrant Exchanges”). In connection with these exchanges, the holders also made an aggregate cash payment of $1.599 per underlying share. The total net proceeds for the Warrant Exchanges were $3.0 million. In the Warrant Exchanges, entities affiliated with Bios Equity Partners, LP, or Bios Partners, surrendered the PIPE Warrants to purchase an aggregate of 1,300,500 shares common stock plus provided the associated cash consideration of $2.1 million for Exchange Pre-Funded Warrants.

In addition, on April 21, 2025, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants to purchase 312,695 shares of the common stock in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement at a price of $1.599 per share underlying the Placement Pre-Funded Warrants, or the Private Placement. The Private Placement closed on April 24, 2025. The total net proceeds for the Private Placement were $0.5 million. We refer to the Warrant Exercises, the Warrant Exchanges and the Private Placement as the April 2025 Transactions.

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

In December 2025, we entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of

Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under our Protocol LTI-03-2001. Pursuant to the project addendum, we had contracted for up to $19.8 million of master services.

Follow-on public offering

In May 2024, we completed an underwritten follow-on public offering, or the Offering, pursuant to which we issued and sold 4,273,505 shares of our common stock, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. We sold all of the Offering Shares and Offering Warrants. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined public offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant at a combined price, after underwriting discounts, of $4.35. Net proceeds from the Offering were $17.7 million, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. As of December 31, 2025, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

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

Impairment Loss on Intangible Assets

Impairment loss on intangible assets was identified in the fourth quarter of 2025 and 2024 when the carrying value of LTI-01 and other intangible assets which are early-stage programs exceeded their fair value as of December 31, 2025 and 2024, respectively.

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

Other income, net consists of the income recognized under the Option Agreement with Advancium, gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, original issue discount, or OID, related to the PPA, the promissory notes, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the years ended December 31, 2025 and 2024 in thousands:

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development	11,029	14,248	(3,219)
General and administrative	10,902	13,864	(2,962)
Impairment loss on intangible assets	28,700	37,000	(8,300)
Total operating expenses	50,631	65,112	(14,481)
Loss from operations	(50,631)	(65,112)	14,481
Other income, net	48	685	(637)
Income tax benefit	712	1,544	(832)
Net loss	$(49,871)	$(62,883)	$13,012

Research and Development Expenses

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Direct research and development services	$8,792	$11,967	$(3,175)
Employee related expenses	2,119	2,200	(81)
Professional fees for services	44	34	10
Facilities and other expenses	74	47	27
Total research and development expenses	$11,029	$14,248	$(3,219)

Research and development expenses for the year ended December 31, 2025 were $11.0 million, compared to $14.2 million for the year ended December 31, 2024. The decrease of $3.2 million of research and development expenses was primarily a result of the clinical hold imposed on LTI-03. During the year ended December 31, 2025, we spent $5.5 million on clinical trials, $2.4 million on manufacturing, $2.1 million on employee and related expenses, $0.1 million on professional fees and facilities and other expenses, and $0.9 million on regulatory and development consulting. During the year ended December 31, 2024, we incurred expenses of $5.9 million on clinical trials and preclinical studies, $5.5 million on manufacturing including $3.2 million write-offs due to the expiration of clinical materials and the temporary delay of clinical development of LTI-01, and $0.6 million on regulatory and development consulting as well as $2.2 million on employee and related expenses associated with clinical programs acquired in the Lung Acquisition. These programs and related activities were not included in our financial results for periods prior to the Lung Acquisition.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2025	2024	(Decrease)
Employee related expenses	$3,748	$5,465	$(1,717)
Professional fees for services	5,191	6,257	(1,066)
Facilities and other expenses	1,963	2,142	(179)
Total general and administrative expenses	$10,902	$13,864	$(2,962)

General and administrative expenses were $10.9 million for the year ended December 31, 2025, compared to $13.9 million for the year ended December 31, 2024. The decrease of $3.0 million in general and administrative expenses was primarily due to decreased professional fees of $1.1 million as a result of decrease of $0.8 million in legal expense, and decrease of $1.0 million in other professional fees including accounting fee and audit and tax fees, offset by increased stock compensation expense of $0.7 million due to vesting of restricted stock units granted in exchange for consulting services and the commitment fee related to the Yorkville Transactions recognized during the year ended December 31, 2025, and decreased employee and related expenses of $1.7 million as a result of employee turnover in 2024 as well as decreased facilities and other expenses of $0.2 million.

Impairment Loss on Intangible Assets

We incurred impairment loss on intangible assets of $28.7 million and $37.0 million for the years ended December 31, 2025 and 2024, respectively, in connection with the delay of further clinical development of LTI-01 and other intangible assets which are early-stage programs until additional funds are raised and after LTI-03 is completed. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 for an indefinite period. The timing and likelihood of resuming development are uncertain and contingent on our ability to obtain additional financing and the future success of LTI-03. Therefore, the carrying value of the LTI-01 asset and other preclinical programs was fully written off as of December 31, 2025, which resulted in an impairment loss of $28.7 million for the year ended December 31, 2025. We incurred impairment loss on intangible assets of $37.0 million for the year ended December 31, 2024 in connection with the temporary delay of further clinical development of LTI-01 until additional funds are raised. There were no impairment losses recognized for the LTI-03 asset or goodwill during the years ended December 31, 2025 and 2024.

Other Income, net

Other income, net of less than $0.1 million for the year ended December 31, 2025 primarily consisted of interest income and accretion in our then-current cash and cash equivalents, offset by OID related to the PPA. Other income, net of $0.7 million for the year ended December 31, 2024 consisted of interest income of $0.4 million, investment accretion of $0.3 million, and other income of $0.1 million recognized from the Option Agreement with Advancium. We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Income Taxes

As of December 31, 2025, we had federal and state net operating loss carryforwards of $122.7 million and $46.1 million, respectively, which begin to expire in 2036 and 2043, respectively. As of December 31, 2025, we also had federal research and development tax credit carryforwards of $2.5 million, which begin to expire in 2035. We also have federal orphan drug tax credit carryforwards of $5.8 million which begin to expire in 2039.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. As a result of the Lung Acquisition, the tax attributes have been limited under Section 382. We have reflected the reduction of these tax attributes within the income tax footnote at December 31, 2025 and 2024, respectively.

On October 31, 2023, we acquired, in accordance with the terms of the Lung Acquisition Agreement, the stock of Lung. In accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. We have computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. We will not have tax basis in intangible assets recorded as part of the purchase. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740, Accounting for Income Taxes, states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” As such, we have recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets.

Liquidity and Capital Resources

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. If we obtain funding for our continued operations, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, LTI-03, or any future product candidates. We expect that our research and development and general and administrative costs would continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidates or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company.

As of December 31, 2025, we had cash and cash equivalents of $3.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2025, together with the $4.3 million of proceeds received by us pursuant to the securities purchase agreements we entered into in January 2026 and February 2026, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, strategic collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Annual Report on Form 10-K for risks associated with our substantial capital requirements.

The report of our independent registered accounting firm states that our significant losses, expectation to continue to incur operating losses and need to raise additional funds to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(19,361)	$(22,291)
Cash provided by investing activities	—	—
Cash provided by financing activities	9,755	17,818
Effect of exchange rate changes on cash and cash equivalents	(44)	—
Net decrease in cash and cash equivalents	$(9,650)	$(4,473)

Operating Activities

During the year ended December 31, 2025, operating activities used $19.4 million of cash, primarily resulting from our net loss of $49.9 million and a change in operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $31.4 million. Non-cash charges resulted primarily from impairment loss on intangible assets of $28.7 million and stock-based compensation expense of $2.2 million, commitment fee related to the PPA of $0.3 million and OID related to the PPA of $0.2 million. Changes in our operating assets and liabilities during the year ended December 31, 2025 consisted primarily of an increase of $0.3 million in prepaid expenses and other current assets, a decrease of $2.6 million in accrued expenses and other current liabilities, a decrease of $0.3 million in other long-term liabilities, and a decrease of $0.7 million in deferred tax liabilities, offset by an increase of $3.0 million in accounts payable.

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

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $9.8 million primarily due to the April 2025 Transactions, Yorkville Transactions and “at the market” offering programs described above.

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

In December 2025, we entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under our Protocol LTI-03-2001. Pursuant to the project addendum, we had contracted for up to $19.8 million of master services.

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

•
Projected cash flows: Based on market analysis and business forecasts.
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

During the years ended December 31, 2025 and 2024, we conducted an impairment assessment and determined that an impairment loss of $28.7 million and $37.0 million, respectively, was recognized for our LTI-01 intangible asset and other preclinical programs. In the fourth quarter of 2024, we determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, we decided to pause development activities related to LTI-01 and other preclinical programs for an indefinite period. The timing and likelihood of resuming development are uncertain and contingent on our ability to obtain additional financing and the future success of LTI-03. Therefore, the carrying value of the LTI-01 asset and other preclinical programs was fully written off as of December 31, 2025. There were no impairment losses recognized for our LTI-03 asset or goodwill during the years ended December 31, 2025 and 2024.

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

Global and Macroeconomic Developments

We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflicts in Ukraine and in the Middle East. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

Inapplicable.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025, because of the identified material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weaknesses discussed below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in internal control over financial reporting: (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes.

Management’s Plan to Remediate the Material Weaknesses

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
•
Continued to reassess staffing and add additional resources, as required, with the requisite technical accounting experience and training, to further allow for segregation of duties and to support our system of internal control.

In addition to implementing and executing the aforementioned activities, the following activities are expected to be completed in fiscal year 2026:

•
Implement remediation plans for identified control design and implementation gaps.
•
Continue to act upon the enhancements to our internal controls that we implemented in 2025.
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

Changes in Internal Control Over Financial Reporting

In connection with our December 31, 2024 10-K, a material weakness in our internal control over financial reporting was identified relating to segregation of duties within our financial accounting system and lack of reviews of account reconciliation and supporting schedules. Management implemented measures designed to ensure that the control deficiencies related to the material weaknesses were remediated, such that the controls are designed, implemented and operating effectively. The remediation actions included hiring of additional accounting personnel which allowed for proper segregation of duties within the financial accounting system and the implementation of internal controls related to the account reconciliation process. Other than the changes to remediate the material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fourth quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(a)
Financial Statements. The following documents are included on pages F6-F38 attached hereto and are filed as part of this Annual Report on Form 10-K:
(b)
Financial Statement Schedules. Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(c)
Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index below. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated October 31, 2023, by and among Aileron Therapeutics, Inc., AT Merger Sub I, Inc., AT Merger Sub II, LLC and Lung Therapeutics, Inc.	8-K	10/31/2023	2.1

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022	8-K	11/10/2022	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of February, 29, 2024	10-K	4/15/2024	3.3

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of January 10, 2025	8-K	1/10/2025	3.1

3.5	Amended and Restated By-laws of the Registrant	8-K	1/10/2025	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1

4.2	Description of Securities of the Registrant	10-K	4/15/2024	4.2

4.3	Certificate of Designation of Series X Non-Voting Convertible Preferred Stock	8-K	10/31/2023	3.1

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Stock and Warrant Purchase Agreement	8-K	10/31/2023	4.1

10.1*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4

10.2*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5

10.3*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6

10.4*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8

10.5*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9

10.6*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10

10.7*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11

10.8*	Aileron Therapeutics, Inc. 2021 Stock Incentive Plan, as amended	10-K	4/15/2024	10.11

10.9*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12

10.10*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13

10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.13*	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.2

10.14	Waiver Under Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	10-Q	10/13/2023	10.1

10.15#	Stock and Warrant Purchase Agreement, dated as of October 31, 2023, by and among Aileron Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	10/31/2023	10.1

10.16	Form of Registration Rights Agreement, by and among Aileron Therapeutics, Inc. and certain purchasers named therein	8-K	10/31/2023	10.2

10.17*	Executive Employment Agreement, dated as of February 1, 2014, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D., as amended	8-K	10/31/2023	10.3

10.18*	Letter Agreement, dated as of February 11, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.4

10.19*	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.5

10.20+#	Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd.	8-K	1/25/2024	10.1

10.21+	Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017.	8-K	1/25/2024	10.2

10.22+	Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023.	8-K	1/25/2024	10.3

10.23+	Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development.	8-K	1/25/2024	10.4

10.24+	License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C.	8-K	1/25/2024	10.5

10.25*	Lung Therapeutics, Inc.2013 Long-Term Incentive Plan, as amended	10-K	4/15/2024	10.42

19.1*	Rein Insider Trading Policy				X

21.1	Subsidiaries of Rein Therapeutics, Inc.	10-K	4/15/2024	21.1

23.1	Consent of CBIZ CPAs PC, independent registered public accounting firm				X

23.2	Consent of Marcum LLP, independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Rein Therapeutics, Inc. Compensation Recovery Policy	10-K	4/15/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Rein Therapeutics, Inc.

Date: March 26, 2026	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Windsor, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2026
Brian Windsor, Ph.D.

/s/ Timothy M. Cunningham	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 26, 2026
Timothy M. Cunningham

/s/ Josef H. Von Rickenbach	Chairman of the Board of Directors	March 26, 2026
Josef H. Von Rickenbach

/s/ Reinhard J. Ambros, Ph.D.	Director	March 26, 2026
Reinhard J. Ambros, Ph.D.

/s/ William C. Fairey	Director	March 26, 2026
William C. Fairey

/s/ Alan Musso	Director	March 26, 2026
Alan Musso

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Rein Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rein Therapeutics Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessment

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company’s consolidated balances of Goodwill and In-process Research and Development (“IPR&D”) indefinite-lived intangible assets were $6.3 million and $13.5 million, respectively, as of December 31, 2025. The Company reviews goodwill for impairment at least annually or more frequently if events or circumstances indicate the carrying value at the reporting unit level might exceed its fair value. The IPR&D indefinite-lived intangibles are tested annually for impairment, or more frequently if events or circumstances indicate it is more likely than not the fair value is less than their carrying value. The Company estimated the fair value of its reporting unit using an income approach. The Company estimated the fair value of certain IPR&D assets using a multi period excess earnings model. The Company performed impairment analyses for IPR&D and Goodwill, which resulted in an impairment charge of $28.7 million relating to the IPR&D and no impairment relating to Goodwill.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

March 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rein Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rein Therapeutics Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2024 to 2025.

New York, NY

April 7, 2025

REIN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,215	$12,865
Prepaid expenses and other current assets	1,111	792
Total current assets	4,326	13,657
Property and equipment, net	—	1
Goodwill	6,330	6,330
Intangible assets	13,500	42,200
Other non-current assets	2	2
Total assets	$24,158	$62,190
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,976	$911
Accrued expenses and other current liabilities	2,204	4,838
Total current liabilities	6,180	5,749
Deferred tax liability	1,060	1,772
Other long-term liability	—	277
Total liabilities	7,240	7,798
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2025 and at December 31, 2024; 24,610 shares issued and 12,232 shares outstanding at December 31, 2025 and at December 31, 2024	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2025 and at December 31, 2024; 27,550,222 shares and 21,666,012 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	113	108
Additional paid-in capital	373,133	360,697
Accumulated other comprehensive loss	(62)	(18)
Accumulated deficit	(401,271)	(351,400)
Total liabilities, convertible preferred stock and stockholders’ equity	$24,158	$62,190

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$—	$—
Operating expenses:
Research and development	11,029	14,248
General and administrative	10,902	13,864
Impairment loss on intangible assets	28,700	37,000
Total operating expenses	50,631	65,112
Loss from operations	(50,631)	(65,112)
Other income, net	48	685
Income tax benefit	712	1,544
Net loss	$(49,871)	$(62,883)
Net loss per share—basic and diluted	$(1.96)	$(3.51)
Weighted average common shares outstanding—basic and diluted	25,444,795	17,938,899
Comprehensive loss:
Net loss	$(49,871)	$(62,883)
Other comprehensive gain (loss):
Unrealized (loss) gain on investments, net of tax of $0	(15)	45
Foreign currency translation adjustments	(29)	—
Total other comprehensive (loss) gain	(44)	45
Total comprehensive loss	$(49,915)	$(62,838)

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2023	24,610	$91,410	4,885,512	$91	$295,376	$(63)	$(288,517)	$98,297
Issuance of common stock in connection with conversion of Series X non-voting convertible preferred stock	(12,378)	(46,405)	12,378,000	12	46,392	—	—	(1)
Issuance of common stock	—	—	4,273,505	4	10,933	—	—	10,937
Issuance of warrants	—	—	—	—	7,225	—	—	7,225
Issuance cost in connection with the Offering	—	—	—	—	(488)	—	—	(488)
Stock-based compensation expense	—	—	—	—	1,117	—	—	1,117
Exercises of stock options	—	—	128,995	1	142	—	—	143
Unrealized gain on investments	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(62,883)	(62,883)
Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock for Pre-Paid Advances	—	—	2,727,162	2	3,009	—	—	3,011
Issuance of common stock for commitment fee	—	—	213,099	—	300	—	—	300
Issuance of common stock in connection with “at the market” offerings	—	—	1,317,739	1	1,818	—	—	1,819
Issuance of warrants	—	—	—	—	481	—	—	481
Issuance of common stock in connection with Warrant Exercises	—	—	1,035,758	1	1,594	—	—	1,595
Warrant Exchanges	—	—	—	—	2,984	—	—	2,984
Stock-based compensation expense	—	—	—	—	2,224	—	—	2,224
Exercises of stock options	—	—	10,452	—	4	—	—	4
Vesting of restricted stock units	—	—	580,000	1	—	—	—	1
Common Stock to be issued upon Warrant Exercises	—	—	—	—	22	—	—	22
Unrealized gain on investments	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(49,871)	(49,871)
Balance at December 31, 2025	12,232	$45,005	27,550,222	$113	$373,133	$(62)	$(401,271)	$16,918

The accompanying notes are an integral part of these consolidated financial statements.

REIN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,871)	$(62,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Commitment fee related to Pre-Paid Advance agreement	300	—
Original issue discount related to Pre-Paid Advance agreement	150	—
Depreciation and amortization expense	1	63
Stock-based compensation expense	2,224	1,117
Impairment loss on intangible assets	28,700	37,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	134
Other assets	—	2,191
Accounts payable	3,065	(279)
Operating lease liabilities	—	(48)
Accrued expenses and other current liabilities	(2,622)	1,691
Other long-term liabilities	(277)	277
Deferred tax liabilities	(712)	(1,554)
Net cash used in operating activities	(19,361)	(22,291)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,819	10,645
Proceeds from Pre-Paid Advances, net of discounts	2,850	—
Proceeds from issuance of common stock in connection with stock option exercises	4	143
Proceeds from issuance of common stock in connection with Warrant Exercises, net of costs	1,595	—
Proceeds from issuance of warrants, net of offering costs	481	7,030
Proceeds from Warrant Exchanges, net of offering costs	2,984	—
Proceeds from warrant exercises with common stock subscribed	22	—
Net cash provided by financing activities	9,755	17,818
Effect of exchange rate changes on cash and cash equivalents	(44)	—
Net decrease in cash and cash equivalents	(9,650)	(4,473)
Cash and cash equivalents at beginning of year	12,865	17,338
Cash and cash equivalents at end of year	$3,215	$12,865

Cash and cash equivalents at end of year	$3,215	$12,865
Cash and cash equivalents at end of year	$3,215	$12,865

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on short-term investments	$(15)	$37
Foreign currency translation adjustments	$(29)	$—
Issuance of common stock for Pre-Paid Advances and interest accrual	$3,011	$—
Conversion of Series X non-voting convertible preferred stock into common stock shares	$—	$46,405

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

The Company is a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of fibrosis indications with no approved or limited effective treatments. The Company currently has one product candidate in clinical development, LTI-03. Development of another product candidate, LTI-01, as well as multiple candidates in preclinical development focused on fibrosis indications were postponed for an indefinite period due to insufficient financing as disclosed below.

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including, but not limited to the risk that the Company never achieves profitability, the need for substantial additional financing, the risk of relying on third parties, risks of clinical trial failures, dependence on key personnel, protection of proprietary technology, and compliance with government regulations. The Company’s lead product candidate, LTI-03, is being developed for the treatment of Idiopathic Pulmonary Fibrosis, or IPF, and has been evaluated in a healthy volunteer Phase 1a clinical trial and in a Phase 1b clinical trial in IPF patients. A Phase 2 multi-center, randomized, double-blind, and placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 in patients with IPF will enroll up to 120 IPF patients with interim topline data expected in the second half of 2026. The Company’s second product candidate, LTI-01, was in development for loculated pleural effusion, or LPE. The Company has completed Phase 1b and Phase 2a clinical trials in LPE patients. In June 2024, the Company decided to temporarily delay clinical development of LTI-01 in an effort to focus its resources on clinical development of LTI-03 and until additional funds are raised. In the fourth quarter of 2024, the Company determined that the temporary delay of further clinical development of LTI-01 may not be a short-term measure. In the fourth quarter of 2025, the Company decided to pause development activities related to LTI-01 for an indefinite period. The timing and likelihood of resuming development are uncertain and contingent on the Compamy’s ability to obtain additional financing and the future success of LTI-03.

In May 2025, the Company initiated screening and recruitment of patients in the RENEW Phase 2 clinical trial of LTI-03. The RENEW trial is a Phase 2 multi-center, randomized, double-blind, placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 patients with IPF. In addition, the trial is designed to assess the activity of inhaled dry powder LTI-03 across multiple biomarkers and to measure lung function, lung imaging markers of fibrosis, and the potential for healthy tissue regeneration. The trial is designed to enroll approximately 120 patients diagnosed with IPF within 5 years of screening, who may be receiving standard of care antifibrotic therapy, across up to 50 sites globally, including sites in the U.S., UK, Germany, Australia and Poland. Patients will be randomized into two blinded placebo-controlled cohorts that will run concurrently. Patients in the low dose cohort will receive 2.5 mg of either LTI-03 or placebo administered twice daily, or BID, for a total dose of 5 mg/day, while participants in the high dose cohort will receive 5 mg BID for a total dose of 10 mg/day. The primary endpoint is the incidence of treatment-emergent adverse events from Day 1 through Week 24. The key secondary endpoint is the efficacy of LTI-03 measured through forced vital capacity, percent predicted FVC and high-resolution computer tomography, in collaboration with Qureight Ltd. Patients will undergo a 28-day screening period prior to being randomized and entering the 24-week treatment period, with a four-week follow-up.

In October 2025, the Company received authorization from the European Medicines Agency, or the EMA, to initiate its Phase 2 RENEW trial of its lead candidate, LTI-03, for the treatment of IPF at sites in Germany and Poland. The Company had previously received regulatory clearance from the UK’s Medicines and Healthcare products Regulatory Agency, or the MHRA. In January 2026, the Company received orphan drug designation from the EMA for LTI-03.

As of the date of this Annual Report, the Company activated sites and is enrolling patients in the U.S. and is seeking to activate additional sites, enroll patients and initiate the RENEW trial throughout the U.S., UK, Europe and other jurisdictions. In March 2026, the Company dosed its first patient in the RENEW Phase 2 clinical trial of LTI-03. The Company expects to report initial interim topline data on some proportion of patients in the fourth quarter of 2026.

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

The Company’s consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2025, the Company has financed its operations primarily through $145,467 in net proceeds from sales of common stock and warrants, $2,201 in net proceeds from sales of common stock under its “at the market” offering programs, $131,211 from sales of preferred stock prior to its initial public offering, or IPO, $34,910 from a collaboration agreement in 2010, $17,536 in net proceeds in connection with a private placement following the Lung Acquisition in 2023, $17,675 in net proceeds in connection with an underwritten offering of the Company's common stock and accompanying warrants to purchase common stock in May 2024, $5,082 in net proceeds from the April 2025 Transactions (as defined below) and $2,850 in net proceeds from the Yorkville Transactions described below. As of December 31, 2025, the Company had $3,215 in cash and cash equivalents.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. All of the Offering Shares and Offering Warrants were sold by the Company. Each Offering Share was offered and sold together with an accompanying Offering Warrant at a combined public offering price of $4.68, and the underwriter purchased each Offering Share with an accompanying Offering Warrant from the Company, after the underwriting discount, at a combined price of $4.35. Net proceeds from the Offering were $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering Warrants to purchase 890,138 shares of common stock were exercised in April 2025 as part of April 2025 Transactions (as defined below). As of December 31, 2025, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants, as described in Note 3, and certain holders of the Offering Warrants, who agreed to exercise for cash the PIPE Warrants and the Offering Warrants, or the Warrant Exercises as further discussed in Note 8. The total gross proceeds for the Warrant Exercises were $1,679. Also in April 2025, the Company entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to the Company for cancellation and made an aggregate cash payment into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges as further discussed in Note 8. The total gross proceeds for the Warrant Exchanges were $3,101. In addition, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement underlying the Placement Pre-Funded Warrants, or the Private Placement. Total gross proceeds for the Private Placement were $500. The Warrant Exercises, Warrant Exchanges and Private Placement are collectively referred to as the April 2025 Transactions.

On May 15, 2025, the Company entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2025, the Company had issued and sold 999,967 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $1,489, after deducting transaction fees of $52 paid by the Company. In July 2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8,067.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company could offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP by any method that was deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

In July 2025, the Company entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. The PPA and the SEPA are collectively referred to as the Yorkville Transactions. In accordance with the terms of the PPA, the Company may request pre-paid advances of up to $6,000 from Yorkville (each, a “Pre-Paid Advance”) over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance will be purchased by Yorkville at 95% of the face amount of the Pre-Paid Advance. At any time there is an outstanding balance under any Pre-Paid Advances, Yorkville may provide written notice requiring the Company to issue and sell shares of its common stock to Yorkville, which shall be offset against and reduce the amounts outstanding under the Pre‑Paid Advances. An initial Pre-Paid Advance of $1,000 was purchased on July 29, 2025 by Yorkville, or the First Advance, for net proceeds of $950. On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1,000, for which the Company received net proceeds of $950. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1,000, for which the Company received net proceeds of $950. As of December 31, 2025, Yorkville has converted the entire initial Pre‑Paid Advance, in the aggregate amount of $1,007 of principal and accrued interest, into 953,765 shares of the Company’s common stock, at a weighted average price per share of approximately $1.056, converted the Second Advance, in the aggregate amount of $1,004 of principal and accrued interest, into 927,107 shares of the Company’s common stock, at a weighted average price per share of approximately $1.082, and converted the Third Advance, in the aggregate amount of $1,001 of principal and accrued interest, into 846,290 shares of the Company’s common stock, at a weighted average price per share of approximately $1.183. Separately, under the SEPA, the Company may sell up to $15,000 of its common stock to Yorkville over a 36-month term. The Company has the sole discretion to initiate such sales, subject to volume and pricing limitations. In connection with entry into the SEPA, the Company paid Yorkville a $300 commitment fee through the issuance of 213,099 shares of common stock and paid $25 in structuring and legal fees. As of the date of this report, the Company has not elected to sell any shares of common stock to Yorkville under the SEPA. In December 2025, the Company elected to terminate the PPA and SEPA.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $3,215 as of December 31, 2025, together with the proceeds received by the Company pursuant to the securities purchase agreements it entered into in January 2026 and February 2026, will be sufficient to enable the Company to fund its planned operating expense and capital expenditure requirements into the second quarter of 2026. The funds are not sufficient to enable the Company to complete the Phase 2 RENEW clinical trial of LTI-03. The Company’s estimate as to how long it expects its existing cash and cash equivalents to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects. In addition, the Company’s cash and cash equivalents will not be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $49,871 and $62,883 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $401,271. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Cash and Cash Equivalents

The Company maintains cash balances in various accounts, including those insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC provides insurance coverage up to applicable limits for deposits held in participating financial institutions. At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. The Company's indefinite-lived intangible assets, which consist of in-process research and development, or IPR&D, acquired in the Lung Acquisition were recorded at fair value on their acquisition date. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing on an annual basis as of December 31 or more frequently if events or circumstances indicate a potential impairment. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles Goodwill and Other, and ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company’s goodwill and intangible assets are not deductible for tax purposes.

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

In the fourth quarter of 2025, the Company recorded an impairment loss on intangible assets of $28,700. For additional details regarding goodwill and intangible assets, refer to Note 5.

Series X Convertible Preferred Stock

The Company has classified its Series X convertible preferred stock, referred to as Series X Preferred Stock, as temporary equity in the accompanying consolidated balance sheets due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company as holders of the Series X Preferred Stock could cause redemption of the shares in these situations. The Company did not accrete the carrying values of the preferred stock to the redemption values since a liquidation event was not considered probable as of December 31, 2025 or December 31, 2024. Subsequent adjustments of the carrying values to the ultimate redemption values will be made only when it becomes probable that such a liquidation event will occur.

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

Recently Adopted Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted this ASU prospectively for the year ended December 31, 2025 and prepared the required disclosures, refer to Note 14.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. On January 1, 2023, the Company adopted this ASU. The Company has evaluated the impact of the new requirements and prepared the required disclosures. Refer to Note 2 for the Company's segment reporting accounting policy and Note 13 for a summary of the segment loss, including significant segment expenses.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments include technical corrections, clarifications, and minor improvements to various Topics within the FASB ASC. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the application of interim reporting guidance, including when Topic 270 applies, and improve the consistency and usefulness of interim disclosures. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,130	$—	$—	$3,130
Treasury bills	4	—	—	4
	$3,134	$—	$—	$3,134

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,539	$—	$—	$2,539
Treasury bills	8,341	—	—	8,341
	$10,880	$—	$—	$10,880

During the years ended December 31, 2025 and 2024, there were no transfers between levels.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid research and development	$230	$116
Other current assets	881	676
Total prepaid expenses and other current assets	$1,111	$792

5. Goodwill and Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets and goodwill are tested for impairment at least annually. The assessment of recoverability and impairment was performed at the individual indefinite-lived intangible asset level. The Company incurred impairment loss on indefinite-lived intangible assets of $28,700 and $37,000 for the years ended December 31, 2025 and 2024, respectively, in connection with funding constraints that are causing the delay in further clinical development of LTI-01 and other preclinical programs until additional funds are raised. In the fourth quarter of 2025, the Company decided to pause development activities related to LTI-01 for an indefinite period and focus on the development of LTI-03. The timing and likelihood of resuming development of LTI-01 are uncertain and contingent on the Company's ability to obtain additional financing and the future success of LTI-03. Therefore, the Company wrote off the total carrying value of the LTI-01 asset and other preclinical programs as of December 31, 2025, which resulted in an impairment loss of $28,700 for the year ended December 31, 2025. This impairment charge is classified within impairment loss on intangible assets in the consolidated statements of operations and comprehensive loss. The fair value of intangible assets was determined using multi-period excess earning method and using Level 3 inputs, which included estimates of forecasted cash flows for each candidate. There was no impairment loss recognized for the LTI-03 asset during the year ended December 31, 2025.

The Company performed an impairment assessment of its goodwill, both qualitatively and quantitatively, and concluded that the fair value of goodwill exceeds its carrying value, therefore no goodwill impairment was recognized as of December 31, 2025. The fair value of reporting unit was determined using the income approach with a reconciliation to market capitalization.

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Goodwill	$6,330	$6,330
Indefinite-lived intangible assets	13,500	42,200
	$19,830	$48,530

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
External research and development services	$765	$2,720
Payroll and payroll-related costs	940	1,474
Professional fees	401	522
Other	98	122
Total accrued expenses and other current liabilities	$2,204	$4,838

7. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025 and December 31, 2024, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding

At the 2023 annual meeting of stockholders, or the 2023Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of December 31, 2025 and December 31, 2024, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

8. Common Stock

As of December 31, 2025 and December 31, 2024, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of December 31, 2025 and December 31, 2024, the Company had 27,550,222 and 21,666,012 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of December 31, 2025 and 2024, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

Wainwright Sales Agreement

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2025, the Company had issued and sold 999,967 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $1,489, after deducting transaction fees of $52 paid by the Company. In July 2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8,067.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated its “at the market offering” pursuant to the Equity Distribution Agreement with Citizens JMP. Through May 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2025. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2024.

Warrant Exercises and Exchanges

On April 21, 2025, the Company entered into privately negotiated letter agreements with certain holders of its outstanding warrants issued on November 2, 2023, or the PIPE Warrants, and May 1, 2024, or the Offering Warrants. Pursuant to these agreements, certain holders agreed to exercise the PIPE Warrants for an aggregate of 159,500 shares of the Company’s common stock and the Offering Warrants for an aggregate of 890,138 shares of common stock, at a reduced exercise price of $1.60 per share. The original exercise prices were $4.89 per share for the PIPE Warrants and $4.68 per share for the Offering Warrants. The exercise of the PIPE Warrants was completed on April 24, 2025, and the exercise of the Offering Warrants was completed in May 2025 (collectively, the “Warrant Exercises”). The Company received total net proceeds of $1,595 from the Warrant Exercises.

Separately, in April 2025, the Company entered into agreements with additional holders of the PIPE Warrants who agreed to surrender warrants representing an aggregate of 1,939,000 shares of common stock for cancellation. In exchange, these holders received pre-funded warrants (the “Exchange Pre-Funded Warrants”) exercisable for the same number of shares at an exercise price of $0.001 per share and paid $1.599 per share in cash by April 24, 2025 (the “Warrant Exchanges”). The Company received total net proceeds of $2,984 from the Warrant Exchanges.

As part of the Warrant Exchanges, entities affiliated with Bios Equity Partners, LP (“Bios Partners”) surrendered PIPE Warrants representing an aggregate of 1,300,500 shares and provided the associated cash consideration of $2,079 for the issuance of Exchange Pre-Funded Warrants.

In addition, on April 21, 2025, an entity affiliated with Bios Partners agreed to purchase additional pre-funded warrants to acquire 312,695 shares of the Company’s common stock in a private placement at a price of $1.599 per share, resulting in total net proceeds of $481 (the “Bios Pre-Funded Warrants”). The Exchange Pre-Funded Warrants and the Bios Pre-Funded Warrants are collectively referred to as the “Pre-Funded Warrants.”

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

The repricing of the PIPE Warrants and the Offering Warrants and issuance of the Exchange Pre-Funded Warrants is considered a modification under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holder to cash exercise their warrants, resulting in the imminent exercise of the PIPE Warrants and the Offering Warrants, which raised equity capital and generated net proceeds for the Company of approximately $4,601. The total fair value of the consideration of the modification includes the incremental fair value of the PIPE Warrants and the Offering Warrants (determined by comparing the fair values immediately prior to and immediately after the modification) and the initial fair value of the PIPE Warrants and the Offering Warrants. The fair values of the PIPE Warrants and the Offering Warrants were calculated using the Black-Scholes model. The Company determined that the total fair value of the consideration related to the modification of PIPE Warrants and the Offering Warrants, including the initial fair value of the Exchange Pre-Funded Warrants was $4,757. The net effect of the modification in the amount of $490, as well as the value of the replaced PIPE warrants of $1,385 and the fair value of the Exchange Pre-Funded Warrants of $5,652 were recorded in additional paid-in capital, as both the original warrants (the PIPE Warrants and the Offering Warrants) and the replacement instruments (the Exchange Pre-Funded Warrants) are equity-classified.

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

The Offering Warrants to purchase 884,798 shares of common stock were exercised in April 2025 as part of April 2025 Transactions. As of December 31, 2025, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

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

On October 23, 2025, Yorkville purchased a third PPA of $1,000, for which the Company received net proceeds of $950. The third PPA was converted to 846,290 shares of the Company’s common stock in October 2025, with no remaining outstanding balance. The shares were recorded at par value of $0.001 per share with the remainder credited to APIC.

The initial, the second and the third PPAs were fully settled as of December 31, 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at December 31, 2025, was $0, and no adjustment for changes in fair value was required.

On December 11, 2025, the Company terminated the PPA.

Standby Equity Purchase Agreement

On July 29, 2025, the Company entered into a SEPA with Yorkville. Under the SEPA, the Company has the right to sell to Yorkville up to $15.0 million of its common stock, par value $0.001 per share, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period.

The Company did not issue any SEPA Advances during the year ended December 31, 2025. On December 11, 2025, the Company terminated the SEPA.

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

As of December 31, 2025, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,143,997 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
420,000 shares of common stock issuable for vested but unsettled restricted stock units (Note 10);
•
1,914,194 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (Note 10) and 2017 ESPP (Note 10), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and

•
6,621,839 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 255,000 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, (iii) warrants to purchase 3,388,707 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027, (iv) the Exchange Pre-Funded Warrants to purchase 1,939,000 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in the Warrant Exchanges as described above can be exercised at any time after their original issuance until such Exchange Pre-Funded Warrants are exercised in full, and (v) the Bios Pre-Funded Warrants to purchase 312,695 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in April 2025 as described above and can be exercised at any time after their original issuance until such Bios Pre-Funded Warrants are exercised in full.

Accordingly, as of December 31, 2025, out of the 100,000,000 shares of common stock presently authorized, 52,126,752 shares are issued and outstanding or reserved for issuance and 47,843,248 shares of common stock remain available for future issuance.

9. Compensation

The Company has a 401(k) plan available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. The Company provides an employer match, which is 100% of employee deferrals up to the first 3% of compensation for the period and 50% of the next 2% of compensation for the period and is immediately vested. The Company made matching contributions in the amount of $99 and $101 for the years ended December 31, 2025 and 2024, respectively.

10. Stock-Based Awards

As of December 31, 2025, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of December 31, 2025, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of December 31, 2025. Shares that are expired, terminated, surrendered or canceled without having been fully exercised under the 2017 Plan will be available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2021 Plan.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of December 31, 2025, of which 1,914,194 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of December 31, 2025, the Company had 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of December 31, 2025, 1,516,886 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of the stock options granted to employees and directors during the year ended December 31, 2025 and 2024 were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.0%	4.1%
Expected term (in years)	5.5	6.0
Expected volatility	107.1%	111.9%
Expected dividend rate	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,169,468	$5.41	7.0	$1,605
Granted	87,500	1.55	—	—
Exercised	(21,533)	1.05	—	18
Forfeited/Canceled	(59,310)	2.73	—	—
Expired	(32,128)	22.50	—	—
Outstanding at December 31, 2025	3,143,997	$5.21	6.1	$158

Options exercisable at December 31, 2025	2,418,033	$6.00	5.4	$138
Options vested and expected to vest at December 31, 2025	3,120,459	$5.23	6.1	$157
Options exercisable at December 31, 2024	2,059,025	$6.79	5.6	$1,524
Options vested and expected to vest at December 31, 2024	3,120,812	$5.45	7.0	$1,600

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2025 was $1.26. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2024 was $2.46. The aggregate fair value of stock options that vested during the year ended December 31, 2025 and 2024, was $1,025 and $1,520, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $18 and $354, respectively.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

A summary of the restricted stock unit activity during the year ended December 31, 2025 is as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value, $
Unvested - January 1, 2025	—	$—
Granted	1,000,000	1.19
Vested	(1,000,000)	1.19
Unvested - December 31, 2025	—	$—

The fair value of these vested restricted stock units was $1,194 at the grant date and all of the compensation expense was recognized in the year ended December 31, 2025.

On October 30, 2025, and December 2, 2025, the Company issued 300,000 and 280,000 shares of common stock for the restricted stock units granted and vested in August 2025, respectively. As of December 31, 2025, there were 420,000 vested restricted stock units that were not issued.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
Research and development expenses	$187	$162
General and administrative expenses	2,037	955
Total stock-based compensation expense	$2,224	$1,117

As of December 31, 2025, the Company had an aggregate of $1,475 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.77 years.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(49,871)	$(62,883)
Denominator:
Weighted average common shares outstanding—basic and diluted	25,444,795	17,938,899
Net loss per share attributable to common stockholders—basic and diluted	$(1.96)	$(3.51)

As part of the April 2025 Transactions, the Pre-Funded Warrants to purchase an aggregate of 2,251,695 shares of common stock at an exercise price of $0.001 per share are included within the denominator for basic net loss per share purposes and considered outstanding as of the date of issuance.

The 420,000 restricted stock units vested but not issued as of December 31, 2025, are included in earnings per share calculation as all conditions for issuance have been satisfied making the underlying shares contingently issuable and economically equivalent to outstanding shares.

The Company’s potential dilutive securities, which include stock options as of December 31, 2025 and 2024, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	3,143,997	3,169,468
Warrants to issue shares of common stock	6,621,839	7,353,442
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,232,000
Total	21,997,836	22,754,910

12. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of December 31, 2025, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the Company’s knowledge, threatened.

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

As of December 31, 2025, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $35 license maintenance fees in the year ended December 31, 2025, which was partially reimbursed by Advancium and the remaining is reimbursable by Rients. The Company incurred $35 license maintenance fees in the year ended December 31, 2024.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the years ended December 31, 2025 and 2024.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the years ended December 31, 2025 and 2024.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company incurred $25 license fees in the years ended December 31, 2025 and 2024, respectively.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the years ended December 31, 2025 and 2024.

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

Project Addendum

In December 2025, the Company entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under the Company’s Protocol LTI-03-2001. Pursuant to the project addendum, the Company had contracted for up to $19.8 million of master services.

Advisory Agreements

The Company has entered into various arrangements with certain business advisors, consultants, and investment institutions to assist the Company with fundraising and to provide certain advisory services. In connection with these arrangements, the Company may be required to pay such business advisors, consultants, and investment institutions certain contingent fees related to their services to the extent that certain conditions are met, such as the successful fundraising. There are no contingent fees payable under these arrangements as of December 31, 2025 or December 31, 2024.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or December 31, 2024.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Year Ended December 31,
	2025	2024
Revenues	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
Preclinical study costs	—	2
CMC activities	1,066	3,566
Clinical operation activities	413	46
Total LTI-01 program-related expenses	1,479	3,614
LTI-03 program-related expenses:
Preclinical study costs	778	1,935
CMC activities	2,239	2,451
Clinical operation activities	4,285	3,913
Total LTI-03 program-related expenses	7,302	8,299
Other program-related expenses	11	54
Employee related expenses	2,119	2,200
Professional fees for services	44	34
Facilities and other expenses	74	47
Total research and development expenses	11,029	14,248
General and administrative expenses:
Employee related expenses	3,748	5,465
Professional fees for services	5,191	6,257
Facilities and other expenses	1,963	2,142
Total general and administrative expenses	10,902	13,864
Impairment loss on intangible assets	28,700	37,000
Other income, net	(48)	(685)
Income tax benefit	(712)	(1,544)
Segment and consolidated net loss	$(49,871)	$(62,883)

14. Income Taxes

On October 31, 2023, the Company acquired, in accordance with the terms of the Lung Acquisition Agreement, the stock of Lung. In accordance with ASC 805, Business Combination, recognition of deferred tax assets and liabilities is required for substantially all temporary differences and acquired tax carryforwards and credits. The Company has computed estimated temporary differences and acquired tax carryforwards and credits as of the transaction date. The Company will not have tax basis in intangible assets recorded as part of the purchase. For accounting purposes, the intangible assets will not be amortized and subject to impairment review and testing. Though the tax effects may be delayed indefinitely, ASC 740, Accounting for Income Taxes, states that “deferred tax liabilities may not be eliminated or reduced because a reporting entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” As such, the Company has recorded a deferred tax liability for the portion of the liability that cannot be offset with indefinite lived deferred tax assets.

The Company reported an income tax benefit of $712 for the year ended December 31, 2025. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance and indefinite lived intangibles.

Income tax benefit consist of the following:

	Year Ended December 31,
	2025	2024
Current tax (provision) benefit:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current tax (provision) benefit	—	—
Deferred tax (provision) benefit:
Federal	1,336	1,544
State	(624)	—
Foreign	—	—
Total deferred tax benefit	712	1,544
Total income tax benefit	$712	$1,544

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Rate		Amount	Rate	Amount
U.S. Federal statutory income tax rate	(21.0)%		$(10,616)	(21.0)%	$(13,495)
State and local income taxes, net of federal benefit	1.2	1	619	(1.3)	(840)
Research and development and orphan drug tax credits	(0.2)		(103)	(0.6)	(400)
Nontaxable or nondeductible items	—		3	—	19
Foreign Tax Effects	—		—	—	—
Effects of Cross-Border Tax Laws	—		—	—	—
Changes in Unrecognized Tax Benefits	—		—	—	—
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—		—	—	—
Change in valuation allowances	17.3		8,724	18.6	11,947
Stock compensation	1.5		737	1.9	1,225
Other reconciling items	(0.2)		(76)	—	—
Effective income tax rate	(1.4)%		$(712)	(2.4)%	$(1,544)

Net deferred tax liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$28,676	$17,423
Research and development and orphan drug tax credit carryforwards	8,328	8,226
Capitalized research and development expenses	6,573	10,907
Accrued expenses and reserves	271	340
Stock compensation	508	608
Total deferred tax assets	44,356	37,504
Valuation allowance	(42,129)	(30,454)
Net deferred tax assets	$2,227	$7,050
Deferred tax liabilities:
Depreciation and amortization	$(3,287)	$(8,822)
Right of use asset	$—	$—
Total deferred tax liabilities	$(3,287)	$(8,822)
Net deferred tax liability	$(1,060)	$(1,772)

The Company owns Lung Therapeutics, LLC, Lung Therapeutics Australia Pty Ltd, and Lung Therapeutics Limited. There is no material foreign activity during the year ended December 31, 2025. There are no foreign tax attributes for the Company as of December 31, 2024 or December 31, 2025, respectively. As such, certain items have not been separately disaggregated in the income tax disclosures, as it was determined that such disaggregation would not be material, consistent with the materiality guidance in ASC 105-10-05-6.

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state purposes of $122,682 and $46,077, respectively. $2,863 of the U.S. federal tax operating loss carryforwards will begin to expire in 2036. Approximately $119,820 of the U.S. federal tax operating losses can be carried forward indefinitely. Of this amount, $44,420 of federal net operating losses came over from the Lung Acquisition, of which $2,863 will begin to expire in 2036 and the remaining $41,557 can be carried forward indefinitely. The state tax operating loss carryforwards expire beginning in 2043. As of December 31, 2025, the Company also had available research and development tax credit carryforwards for federal income tax purposes of $2,528, which begin to expire in 2035. As of December 31, 2025, the Company also had available orphan drug credit carryforwards of $5,800 for federal income tax purposes, which begin to expire in 2039. Of this amount, $2,222 of research and development credit carryforwards and $5,644 of orphan drug credit carryforwards came over from the Lung Acquisition.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to domestic research and development expenses and bonus depreciation, among others. Under the OBBBA provisions, effective with tax years beginning on or after January 1, 2025, taxpayers can now immediately expense domestic research and development expenditures as well as accelerate previously capitalized domestic research and development expenditures from 2022-2024. Taxpayers are still required to capitalize and amortize research and development expenditures over 15 years for research conducted abroad. As a result, the Company expensed net $25,277 of research and development expenses for the year ended December 31, 2025 for tax purposes.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. As of December 31, 2023, the Company has wound down its original business operations and entered into a merger in the year, which resulted in a significant shift in ownership. The Company expects to have all prior year net operating losses and tax credits of its legacy business to be completely limited going forward due to the lack of continuation in its legacy business. As such, all prior year net operating losses and tax credits have been written down to zero as of December 31, 2023 through December 31, 2025, respectively. The remaining net operating losses and tax credits as of December 31, 2025 relate to post-merger activity, as well as acquired attributes as part of the merger. A study has been completed on the Target ownership shifts through December 31, 2023, and multiple ownership changes were determined. As a result, the Company has written down the $1,673 portion of the Target net operating losses expected to expire unutilized and include the $44,420 of remaining net operating losses and $7,638 of federal tax credits as part of its available attributes. As of December 31, 2025, the total federal net operating losses are $122,726 and federal research and development tax credits are $8,328, which could be subject to future limitations under these rules.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2025. Management reevaluates the positive and negative evidence at each reporting period. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and December 31, 2024 of $11,675 and $11,948, respectively, related primarily to an increase in net operating loss carryforwards. Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$(30,454)	$(18,506)
Decreases recorded as a benefit to income tax provision	(11,675)	(11,948)
Valuation allowance at end of year	$(42,129)	$(30,454)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025 or 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The major jurisdictions of the Company are federal and Massachusetts. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2021 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. There are no foreign jurisdictions that the Company operates in as of December 31, 2024 or December 31, 2025, respectively.

15. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

At the Market Offering

Subsequent to the consolidated balance sheet date, the Company continued its “at the market” offering program under the Wainwright Sales Agreement (described in Notes 1 and 8). Through March 26, 2026, the Company issued and sold 296,810 shares of common stock pursuant to the “at the market” offering program for total net proceeds of $354, after deducting transaction fees of $16 paid by the Company.

2026 Bridge Loans

In January 2026 and February 2026, the Company entered into separate securities purchase agreements, or the Purchase Agreements, with three institutional investors pursuant to which we issued and sold to the investors, in a private placement, unsecured promissory notes in the aggregate original principal amount of $5,375, or the Notes. Pursuant to the Purchase Agreements, the Company issued and sold the Notes to the investors for the aggregate purchase price of $4,300, inclusive of an original issue discount of 20%.

The Notes have a stated maturity date of the earlier of (i) the date of the closing of the next issuance and sale of the Company’s securities, in a single transaction or series of related transactions, to investors resulting in gross proceeds to the Company of at least $10,000 (exclusive of the Notes proceeds) or (ii) June 30, 2026. The Company’s obligations under the Notes are unsecured. There is no interest payable under the promissory notes other than the 20%

original issue discount. The Purchase Agreements contained representations, warranties, covenants and other terms customary for agreements of such nature.

Issuance of Common Stock

In January 2026 and March 2026, the Company issued 192,000 shares of common stock for the restricted stock units granted and vested in August 2025.