Form 10-K/A
period 2025-12-31
Rein Therapeutics, Inc.
filed 2026-04-27
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO________

Commission file number: 001-38130

Rein Therapeutics, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4196017 (I.R.S. Employer Identification No.)
12407 N. Mopac Expy Suite 250 #390 Austin, Texas (Address of principal executive offices)	78758 (Zip Code)

Registrant’s telephone number, including area code: (737) 802-1989

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RNTX	The Nasdaq Capital Market

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

As of March 24, 2025, the Registrant has 28,039,032 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 of Rein Therapeutics, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14, of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K, other than as expressly indicated in this Amendment.

Unless indicated otherwise, throughout this Amendment, references to “Rein,” “Company,” “we,” “us” and “our” refer to Rein Therapeutics, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors (the “Board”) is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently two Class I directors (Brian Windsor, Ph.D. and Alan A. Musso), whose terms expire at the 2027 annual meeting of stockholders; one Class II director (William C. Fairey), whose term expires at the 2025 annual meeting of stockholders; and two Class III directors (Reinhard J. Ambros, Ph.D. and Josef H. von Rickenbach), whose terms expire at the 2026 annual meeting of stockholders.

Name	Age	Position(s)
Class I Directors
Brian Windsor, Ph.D.	60	President and Chief Executive Officer; Director
Alan A. Musso (1)(2)	64	Director
Class II Director
William C. Fairey (1)(3)	61	Director
Class III Directors
Reinhard J. Ambros, Ph.D. (1)(2)	70	Director
Josef H. von Rickenbach (2)(3)	71	Chairman of the Board of Directors

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Position(s)
Brian Windsor, Ph.D.*	60	President, Chief Executive Officer and Director
Timothy M. Cunningham**	64	Interim Chief Financial Officer

* Dr. Windsor is a member of our board of directors. See “Board of Directors—Class I Directors” for more information about Dr. Windsor.

** Mr. Cunningham is not directly compensated by the Company for his services as our Interim Chief Financial Officer.

Timothy M. Cunningham has served as our Interim Chief Financial Officer since May 2024. Since September 2020, Mr. Cunningham has served as chief financial officer consultant at Danforth Advisors, LLC, a national consulting firm providing financial, accounting and reporting services to the life science industry. Mr. Cunningham has served as Chief Financial Officer for Neuphoria Therapeutics, Inc. (formerly Bionomics Limited) since May 2023, and he previously served as Acting Chief Financial Officer for Peak Bio, Inc. from September 2022 to January 2024 and for SAB Biotherapeutics, Inc. from October 2020 to December 2021. Prior to joining Danforth, Mr. Cunningham served as Chief Financial Officer at Organogenesis from July 2016 to August 2020. Prior to joining Organogenesis, Mr. Cunningham held leadership positions with several different public and private companies over the course of his career, which began at KPMG LLP followed by PricewaterhouseCoopers LLP. Mr. Cunningham holds an MBA from Boston University, a BS in Accounting from Boston College and is a CPA in the state of Florida.

Corporate Governance Matters

The Board believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of stockholders. This section describes key corporate governance guidelines and practices that the Board has adopted. Complete copies of our Corporate Governance Guidelines, committee charters and Code of Business Conduct and Ethics available on the “Investors & Media—Governance” section of our website, which is located at www.reintx.com. Alternatively, you can request a copy of any of these documents by writing to us at Rein Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758, Attention: Brian Windsor, Ph.D., President and Chief Executive Officer.

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

Board Leadership Structure

Our Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee shall periodically assess the Board’s leadership structure, including whether the offices of Chief Executive Officer and Chair of the Board should be separate. Our guidelines provide the Board with flexibility to determine whether the two roles should be combined or separated based upon our needs and the Board’s assessment of its leadership from time to time. We currently separate the roles of Chief Executive Officer and the Chair of the Board. Separating the duties of the Chair of the Board from the duties of the Chief Executive Officer allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chair of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Specifically, the Chair of the Board presides over meetings of the Board, facilitates communications between management and the Board, and assists with other corporate governance matters.

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

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board believes that each director, with the exception of Dr. Windsor, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of the Audit Committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of the Compensation Committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Windsor is not an independent director under these rules because Dr. Windsor is our President and Chief Executive Officer.

Board of Director Meetings and Attendance

The Board held eight meetings during the year ended December 31, 2025. During 2025, each of our incumbent directors attended at least 75% of the aggregate of the number of meetings held by the Board during the period which the person has been a director and the number of meetings held by all committees of the Board on which such director then served (during the periods that such person served). Our Corporate Governance Guidelines provide that directors are expected to attend our annual meeting of stockholders. Four of our directors then in office attended the 2025 annual meeting of stockholders.

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

Committees of the Board of Directors

We have established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by the Board. A copy of each committee’s charter can be found under the “Investors & Media—Governance” section of our website, located at www.reintx.com.

Audit Committee

The current members of the Audit Committee are Reinhard J. Ambros, Ph.D., Alan A. Musso, and Josef H. von Rickenbach. Mr. Musso serves as Chair of the Audit Committee. In 2025, the Audit Committee met four times. The Audit Committee’s responsibilities include:

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

Compensation Committee

The current members of the Compensation Committee are Dr. Ambros, William C. Fairey, and Mr. Musso. Dr. Ambros serves as the Chair of the Compensation Committee. In 2025, the Compensation Committee met once. The Compensation Committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Mr. Fairey and Mr. von Rickenbach. Mr. Fairey serves as the Chair of the Nominating and Corporate Governance Committee. In 2025, the Nominating and Corporate Governance Committee met once. The Nominating and Corporate Governance Committee’s responsibilities include:

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

Criteria

In considering whether to recommend to the Board any particular candidate for inclusion in the Board’s slate of recommended director nominees, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee applies the criteria set forth in our Corporate Governance Guidelines. The Nominating and Corporate Governance Committee believes that the Board, taken as a whole, should embody a broad range of skills, experiences and backgrounds. In this regard, the Nominating and Corporate Governance Committee considers a wide range of criteria when determining and assessing director candidates, including the candidate’s integrity, business acumen, knowledge of our business and industry, the ability to act in the interests of all stockholders and lack of conflicts of interest. The Nominating and Corporate Governance Committee does not make any particular weighting of any particular criteria or characteristic in evaluating nominees and directors.

Stockholder Nominations

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Rein Therapeutics, Inc., Attention: Nominating and Corporate Governance Committee, 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758. Assuming that appropriate biographical and background material has been provided in accordance with the procedures set forth in our definitive proxy statement for the 2025 annual meeting of stockholders filed with the SEC on May 12, 2025 (the “2025 Proxy Statement) under the heading “Other Matters--Stockholder Proposals for our 2026 Annual Meeting”, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting of stockholders. Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or the Board, by following the procedures set forth in the 2025 Proxy Statement under “Other Matters—Stockholder Proposals for our 2026 Annual Meeting.”

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of Company securities by our directors, officers, employees and other covered persons. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is available on the “Investors & Media—Governance” section of our website, which is located at www.reintx.com. The Board is responsible for overseeing the code of business conduct and ethics and must approve any waivers of the code for directors and officers. If we make any substantive amendments to, or grant any waivers from, our Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

This section discusses the material elements of our executive compensation policies for our NEOs and the most important factors relevant to an analysis of these policies. Our NEOs for the fiscal year ended December 31, 2025 were as follows:

•
Brian Windsor, our President and Chief Executive Officer; and
•
Timothy M. Cunningham, our Interim Chief Financial Officer.

In addition, this section provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our NEOs and is intended to place in perspective the data presented in the following tables and the corresponding narrative.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our NEOs during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian Windsor, Ph.D.(4)	2025	575,000	287,500	—	20,195	882,695
President and Chief Executive Officer	2024	506,250	227,812	1,006,901	19,358	1,760,321
Timothy M. Cunningham(5)	2025	433,940	—	—	—	433,940
Interim Chief Financial Officer	2024	275,600	—	—	—	275,600

(1)
Unless otherwise noted, the amounts reported in the “Bonus” column represent discretionary annual cash bonuses awarded to our NEOs for service during the year referenced, although paid in the following year.
(2)
The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Codification (“ASC”), Topic 718. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 regarding assumptions underlying the valuation of equity awards.
(3)
Unless otherwise noted, the amounts represent Health Savings Account (“HSA”) contributions, the dollar value of group life insurance paid with respect to life insurance and Company contributions under the 401(k) match program described below in the section entitled “401(k) Retirement Plan” for the NEOs consistent with those provided to all of our employees.
(4)
Dr. Windsor was elected as our President and Chief Operating Officer, effective as of October 31, 2023 and was elected as our President and Chief Executive Officer, effective as of March 11, 2024.
(5)
Mr. Cunningham was appointed as our Interim Chief Financial Officer, effective as of May 16, 2024.

Narrative Disclosure to Summary Compensation Table

We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2025 are described below.

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

In August 2024, the Compensation Committee engaged Radford as its independent compensation consultant to provide comparative data on executive and director compensation practices in our industry and assess our executives’ and directors’ compensation relative to comparable companies for 2024.

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

Pursuant to the terms of his employment agreement, Dr. Windsor had bonus targets of 50%, 50% and 45% of his annual base salary for 2024 based on performance against goals and at the discretion of the Board.

On November 12, 2024, the Board, upon recommendation of the Compensation Committee, increased Dr. Windsor’s target performance-based cash bonus to 50% of his annual base salary for 2024.

On January 31, 2025, the Board, upon recommendation of the Compensation Committee, determined to award a cash bonus of $227,812 to Dr. Windsor for his performance in 2024. In addition, the Board, upon recommendation of the Compensation Committee, determined to award a cash bonus of $287,500 to Dr. Windsor for his performance in 2025.

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

Employment Agreement

In February 2014, Lung entered into an employment agreement with Brian Windsor, Ph.D., as amended by a letter agreement in February 2023 and as further amended by a letter agreement in October 2023. Pursuant to the employment agreement, as amended, Dr. Windsor is currently entitled to an annual base salary of $575,000 and is eligible to receive an annual bonus based on a bonus target of 50% of his annual base salary based on performance against goals and at the discretion of the Board. In addition, pursuant to the employment agreement, in the event that Dr. Windsor is terminated without cause or resigns for good reason, then, subject to the execution of a release agreement, Dr. Windsor will be eligible to receive twelve months’ base salary in the form of severance payments, less statutory deductions and withholdings, payable in the form of salary continuation.

Other Agreements

In May 2024, we entered into a consulting agreement with Danforth Advisors, LLC, pursuant to which we will pay Danforth an agreed upon hourly rate for Mr. Cunningham’s services as our Interim Chief Financial Officer and will reimburse Danforth for expenses. The consulting agreement may be terminated by the Company or Danforth with cause, upon 30 days written notice, and without cause, upon 60 days written notice.

We have also entered into employee confidentiality and inventions agreements with each of our NEOs under which each NEO has agreed to (i) protect our confidential and proprietary information and (ii) assign to us related intellectual property developed during the course of his employment.

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $23,000 in 2024 and $23,500 in 2025, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $7,500 in 2024 and 2025.

In March 2021, the Compensation Committee adopted a 100% match on the first 4% of eligible compensation, retroactively effective to January 1, 2021, which remained applicable in 2024 and 2025. This was a non-voluntary contribution by the Company for 2024 and 2025 and will be a non-voluntary contribution by the Company for 2026.

Outstanding Equity Awards at Fiscal Year End 2025

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2025:

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Brian Windsor, Ph.D.	209,469	(1)	43,183		0.70	10/9/2027
President and Chief Executive Officer	34,736		—		0.70	3/14/2028
	317,613		—		1.17	2/25/2030
	139,900		—		1.17	2/25/2030
	170,646		—		3.87	5/9/2032
	129,375	(2)	388,125	(2)	2.85	12/2/2034
Timothy M. Cunningham	—		—		—
Interim Chief Financial Officer

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

Non-Employee Director Compensation Program

Under our non-employee director compensation program, the fees payable to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

	Base	Incremental Chair	Incremental Non-Chair
Board of Directors	$40,000	$50,000	$—
Audit Committee	$—	$22,500	$15,000
Compensation Committee	$—	$15,000	$10,000
Nominating and Corporate Governance Committee	$—	$11,250	$7,500

In addition, under our non-employee director compensation program, each non-employee director who serves on the Board for at least six months receives an option to purchase 17,500 shares of common stock immediately following each annual meeting of stockholders. Each of these options vest in full on the earlier of the first anniversary of the grant date and the date of the next annual meeting of stockholders, subject to the non-employee director’s continued service as a director. In addition, each new member of the Board receives an option to purchase 35,000 shares of common stock upon his or her initial election to the Board. Each of these options vest in four equal annual installments from his or her election, subject to his or her continued service as a director.

We do not pay any compensation to Dr. Windsor, our President and Chief Executive Officer, in connection with his service on the Board. The compensation that we paid to Dr. Windsor is discussed earlier in this “Executive Compensation” section.

The following table sets forth information regarding compensation earned by any of our directors who served in such capacity at any time during 2025. Dr. Aivado resigned from the Board on February 16, 2026.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Josef H. von Rickenbach	$112,500	$22,050	$134,550
Manuel C. Alves Aivado, M.D., Ph.D.	$40,000	$22,050	$62,050
Reinhard J. Ambros, Ph.D.	$70,000	$22,050	$92,050
William C. Fairey	$61,250	$22,050	$83,300
Alan A. Musso	$72,500	$22,050	$94,550

(1)
The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 regarding assumptions underlying the valuation of equity awards.

As of December 31, 2025, any of our directors who served in such capacity at any time during 2025 held the following stock options, including stock options assumed by us in the Lung Acquisition, all of which were granted under (a) our 2017 Stock Incentive Plan, (b) our 2021 Stock Incentive Plan, and (c) Lung’s 2013 Long-Term Incentive Plan:

Name	Option Awards
Josef H. von Rickenbach	67,350
Manuel C. Alves Aivado, M.D., Ph.D.	297,866
Reinhard J. Ambros, Ph.D.	70,100
William C. Fairey	77,739
Alan A. Musso	77,739

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

During the last fiscal year, neither the Board nor the Compensation Committee took material nonpublic information into account when determining the timing or terms of stock options, nor did the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We did not grant stock options, stock appreciation rights or similar option-like instruments in 2025 to any NEO during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our shares of common stock as of March 31, 2026, by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of common stock;
•
each of our current directors;
•
each of our NEOs; and
•
all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to common stock. Percentage of beneficial ownership is based on 28,039,032 shares of common stock outstanding as of March 31, 2026. In addition, shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2026, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the person or entity holding such options, warrants or other rights (but not any other person or entity) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Rein Therapeutics, Inc., 12407 N. Mopac Expy. Suite 250 #390, Austin, Texas 78758.

	Total Beneficial Ownership
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Brian Windsor, Ph.D.(1).	1,057,691	3.6%
Josef H. von Rickenbach(2)	49,850	*
Reinhard J. Ambros, Ph.D.(3)	52,600	*
William C. Fairey(4)	58,195	*
Alan A. Musso(5)	58,195	*
Timothy M. Cunningham	—	*
Directors and executive officers, as a group (6 persons)	1,276,531	4.4%
5% + Holders
Bios Entities(6) 1751 River Run, Suite 400 Fort Worth, Texas 76107	1,994,866	7.1%
Voss Capital, LP 3773 Richmond, Suite 850 Houston, Texas 77046	4,468,969	15.9%

* Represents beneficial ownership of less than 1% of our outstanding stock.

(1)
Consists of (i) 2,046 shares of common stock held directly and (ii) 1,055,645 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2026.
(2)
Consists of 49,850 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2026.
(3)
Consists of 52,600 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2026.
(4)
Consists of 58,195 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2026.

(5)
Consists of 58,195 shares of common stock issuable upon the exercise of options within 60 days after March 31, 2026.
(6)
Beneficial ownership of the entities affiliated with Bios Partners (the “Bios Entities”) consists of (i) 624 shares of common stock held by Bios Equity Partners, LP; (ii) 110,039 shares of common stock held by Bios Fund I QP, LP; (iii) 188,293 shares of common stock held by Bios Fund I, LP; (iv) 19,274 shares of common stock held by Bios Fund II NT, LP; (v) 143,991 shares of common stock held by Bios Fund II QP, LP; (vi) 44,201 shares of common stock held by Bios Fund II, LP; (vii) 474,105 shares of common stock held by Bios LTI Co-Invest III QP, LP; (viii) 462,731 shares of common stock held by Bios LTI Co-Invest III, LP; (ix) 170,117 shares of common stock held by Bios LTI SPV II, LP; (x) 224,000 shares of common stock held by Bios Clinical Opportunity Fund, LP; (xi) 18,000 shares of common stock held by Bios Fund III NT, LP; (xii) 110,000 shares of common stock held by Bios Fund III QP, LP; (xiii) 17,000 shares of common stock held by Bios Fund III, LP; (xiv) 2,823 shares of common stock and 2,274 shares of common stock issuable upon the exercise of options exercisable as of March 31, 2026 held by Aaron Fletcher; (xv) 644 shares of common stock held by The Aaron Fletcher Trust u/a/d May 17, 2016; (xvi) 644 shares of common stock held by The Holly Fletcher Trust u/a/d May 17, 2016; and (xvii) 6,106 shares of common stock held by The Fucci Family Living Trust u/a/d May 17, 2016. As a result of the blocker provision set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series X Preferred Stock (the “Certificate of Designation”), the share numbers in the preceding sentence exclude an additional 12,232,000 shares of common stock issuable upon conversion of the Series X preferred stock held in the aggregate by the Bios Entities. The Certificate of Designation provides that any holder of Series X preferred stock will not have a right to convert, subject to certain exceptions, the Series X preferred stock for common stock if, as a result of such conversion, the holder, together with its affiliates and other attribution parties, would hold 19.99% of the total number of shares of common stock then outstanding, subject to decrease upon written notice by the holder. The Bios Entities have provided such notice to decrease the beneficial ownership limitation to 9.99%. The reported share number also excludes additional 1,854,262 shares of common stock issuable upon exercise of warrants held in the aggregate by the Bios Entities, such warrants also being subject to a 9.99% beneficial ownership limitation with respect to the Bios Entities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2025. As of December 31, 2025, we had five equity compensation plans, each of which was approved by our stockholders: our 2006 Equity Incentive Plan, as amended (the “2006 Plan”), our 2016 Stock Incentive Plan (the “2016 Plan”), our 2017 Stock Incentive Plan (the “2017 Plan”), our 2021 Stock Incentive Plan (the “2021 Plan”), and our 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company also assumed Lung’s 2013 Long-Term Incentive Plan (the “2013 Plan”) as a result of the Lung Acquisition.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($/share) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,143,997	(2)	5.21	1,921,694	(3)(4)
Equity compensation plans not approved by security holders(5)	—		—	—
Total	3,143,997		5.21	1,921,694

(1)
Represents the weighted average exercise price of the 3,143,997 stock options that were outstanding as of December 31, 2025.
(2)
Consists of (i) 8,404 shares to be issued upon exercise of outstanding options under our 2016 Plan as of December 31, 2025, (ii) 98,528 shares to be issued upon exercise of outstanding options under our 2017 Plan as of December 31, 2025, (iii) 1,520,179 shares to be issued upon exercise of outstanding options under our 2021 Plan as of December 31, 2025 and (iv) 1,516,886 shares to be issued upon exercise of outstanding options under our Lung’s 2013 Plan as of December 31, 2025.
(3)
Consists of (i) 1,914,194 shares that remained available for future issuance under our 2021 Plan as of December 31, 2025, and (ii) 7,500 shares that remained available for future issuance under our 2017 ESPP as of December 31, 2025. No shares remained available for future issuance under the 2006 Plan, the 2016 Plan, or the 2017 Plan as of December 31, 2025.
(4)
Our 2017 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2017 ESPP to be added on the first day of each fiscal year through the fiscal year ending December 31, 2027, in an amount equal to the least of 31,120 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable fiscal year and an amount determined by our board of directors. On January 1, 2025 and January 1, 2026, no additional shares were reserved for issuance under the 2017 ESPP pursuant to this provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2024, we have engaged in the following transactions in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year-end for fiscal years 2025 and 2024, and any of our executive officers, directors, or beneficial holders of more than 5% of any class of voting securities, or any of their affiliates, had a direct or indirect material interest. We believe that all of these transactions were on terms comparable to terms that could have been obtained from unrelated third parties.

Warrant Exchanges and April 2025 Private Placement

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of warrants to purchase up to an aggregate of 2,353,500 shares of our common stock, which we issued and sold in connection with the Lung Acquisition ("2023 Warrants"), including entities affiliated with Bio Partners, a greater than 5% beneficial holder of outstanding shares of our common stock, which holders agreed, in exchange for pre-funded warrants to purchase an aggregate of 1,300,500 shares of common stock at an exercise price of $0.001 per share (the “Exchange Pre-Funded Warrants”), to surrender 2023 Warrants to purchase an aggregate of 1,300,500 shares of common stock for cancellation and make an aggregate cash payment of $1.599 per share into which the Exchange Pre-Funded Warrants are exercisable on or before April 24, 2025 (the “Warrant Exchanges”).

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

The Audit Committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

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

Limitations on Liability and Indemnification

As permitted by Delaware law, we adopted provisions in our restated certificate of incorporation, as amended, that limit or eliminate the personal liability of our directors. Our restated certificate of incorporation, as amended, limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the General Corporation Law of the State of Delaware (“DGCL”) and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty. However, these provisions do not eliminate or limit the liability of any of our directors:

•
for any breach of the director’s duty of loyalty to us or our stockholders;
•
for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•
for voting for or assenting to unlawful payments of dividends, stock repurchases or other distributions; or
•
for any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

CBIZ CPAs P.C. (“CBIZ”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and Marcum LLP (“Marcum”) served as our independent registered public accounting firm for fiscal year ended December 31, 2024. The following table summarizes the fees of CBIZ and Marcum for the fiscal years ended December 31, 2025 and 2024, respectively. All such services and fees were pre-approved by the Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2025	2024
Audit Fees(1)	$443,225	$455,775
All Other Fees(2)	$105,000	$244,625
Total Fees	$548,225	$700,400

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

The response to this portion of Item 15 is incorporated by reference from the Original Filing into this Amendment.

(b) Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith
2.1#	Agreement and Plan of Merger, dated October 31, 2023, by and among Aileron Therapeutics, Inc., AT Merger Sub I, Inc., AT Merger Sub II, LLC and Lung Therapeutics, Inc.	8-K	10/31/2023	2.1
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	8/11/2021	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of November 10, 2022	8-K	11/10/2022	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of February, 29, 2024	10-K	4/15/2024	3.3
3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of January 10, 2025	8-K	1/10/2025	3.1
3.5	Amended and Restated By-laws of the Registrant	8-K	1/10/2025	3.2
4.1	Specimen stock certificate evidencing shares of common stock	S-1^	6/19/2017	4.1
4.2	Description of Securities of the Registrant	10-K	4/15/2024	4.2
4.3	Certificate of Designation of Series X Non-Voting Convertible Preferred Stock	8-K	10/31/2023	3.1
4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Stock and Warrant Purchase Agreement	8-K	10/31/2023	4.1
10.1*	2016 Stock Incentive Plan	S-1^	6/2/2017	10.4
10.2*	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.5
10.3*	Form of Nonstatutory Stock Option Agreement under 2016 Stock Incentive Plan	S-1^	6/2/2017	10.6
10.4*	2017 Stock Incentive Plan	S-1^	6/19/2017	10.8
10.5*	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.9
10.6*	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1^	6/19/2017	10.10
10.7*	2017 Employee Stock Purchase Plan	S-1^	6/19/2017	10.11
10.8*	Aileron Therapeutics, Inc. 2021 Stock Incentive Plan, as amended	10-K	4/15/2024	10.11
10.9*	Form of Stock Option Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.12
10.10*	Form of Restricted Stock Unit Agreement under 2021 Stock Incentive Plan	10-K	3/20/2023	10.13
10.11	Form of Director and Officer Indemnification Agreement	S-1^	6/19/2017	10.12

10.12*	Consulting Agreement, dated as of April 15, 2023, between the Registrant and D. Allen Annis, Ph.D.	10-Q	5/8/2023	10.2
10.13	Waiver Under Amended and Restated License Agreement, dated as of February 19, 2010, by and among the Registrant, President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.	10-Q	10/13/2023	10.1
10.14#	Stock and Warrant Purchase Agreement, dated as of October 31, 2023, by and among Aileron Therapeutics, Inc. and each purchaser identified on Annex A thereto	8-K	10/31/2023	10.1
10.15	Form of Registration Rights Agreement, by and among Aileron Therapeutics, Inc. and certain purchasers named therein	8-K	10/31/2023	10.2
10.16*	Executive Employment Agreement, dated as of February 1, 2014, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D., as amended	8-K	10/31/2023	10.3
10.17*	Letter Agreement, dated as of February 11, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.4
10.18*	Letter Agreement, dated as of October 30, 2023, by and between Lung Therapeutics, Inc. and Brian Windsor, Ph.D.	8-K	10/31/2023	10.5
10.19+#	Exclusive License Agreement, dated as of November 12, 2020, by and between Lung Therapeutics, Inc. and Taiho Pharmaceutical Co. Ltd.	8-K	1/25/2024	10.1
10.20+	Amended and Restated Patent and Technology License Agreement, effective as of December 19, 2013, by and between Lung Therapeutics, Inc. and the Board of Regents of The University of Texas System, on behalf of The University of Texas Health Science Center at Tyler, as amended by First Amendment, effective as of May 4, 2017.	8-K	1/25/2024	10.2
10.21+	Patent License Agreement, effective as of May 21, 2015, by and between Lung Therapeutics, Inc. and the University of Texas at Austin, on behalf of The University of Texas System, as amended by Amendment #1, dated as of January 26, 2017, Amendment #2, dated as of November 19, 2018, Amendment #3, effective as of June 20, 2019, and Amendment #4, dated as of April 28, 2023.	8-K	1/25/2024	10.3
10.22+	Amended and Restated License Agreement, effective as of September 1, 2018, by and between Lung Therapeutics, Inc. and Medical University of South Carolina Foundation for Research Development.	8-K	1/25/2024	10.4
10.23+	License Agreement, effective as of March 8, 2018, by and between Lung Therapeutics, Inc. and Vivarta Therapeutics, L.L.C.	8-K	1/25/2024	10.5
10.24*	Lung Therapeutics, Inc. 2013 Long-Term Incentive Plan, as amended	10-K	4/15/2024	10.42
19.1*	Rein Insider Trading Policy	10-K	3/26/2026	10.25
21.1	Subsidiaries of Rein Therapeutics, Inc.	10-K	4/15/2024	21.1

23.1	Consent of CBIZ CPAs PC, independent registered public accounting firm	10-K	3/26/2026	23.1
23.2	Consent of Marcum LLP, independent registered public accounting firm	10-K	3/26/2026	23.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/26/2026	32.1
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/26/2026	32.2
97.1	Rein Therapeutics, Inc. Compensation Recovery Policy	10-K	4/15/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

REIN THERAPEUTICS, INC.

Date: April 27, 2026	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)