Form 10-Q
period 2026-03-31
Rein Therapeutics, Inc.
filed 2026-05-15
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 85,539,032 shares of common stock, $0.001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K, or the Annual Report, filed with the SEC on March 26, 2026 and subsequently filed reports, particularly in the “Risk Factors” section, which could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Quarterly Report and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,445	$3,215
Prepaid expenses and other current assets	1,008	1,111
Total current assets	5,453	4,326
Goodwill	6,330	6,330
Intangible assets	13,500	13,500
Other non-current assets	1,005	2
Total assets	$26,288	$24,158
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,263	$3,976
Accrued expenses and other current liabilities	2,451	2,204
Notes payable, net	4,923	—
Total current liabilities	13,637	6,180
Deferred tax liability	1,060	1,060
Total liabilities	14,697	7,240
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2026 and at December 31, 2025; 24,610 shares issued and 12,232 shares outstanding at March 31, 2026 and at December 31, 2025	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2026 and at December 31, 2025; 28,039,032 shares and 27,550,222 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	114	113
Additional paid-in capital	373,643	373,133
Accumulated other comprehensive loss	(62)	(62)
Accumulated deficit	(407,109)	(401,271)
Total liabilities, convertible preferred stock and stockholders’ equity	$26,288	$24,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development	3,073	3,054
General and administrative	2,157	2,555
Total operating expenses	5,230	5,609
Loss from operations	(5,230)	(5,609)
Other (expense) income, net	(608)	108
Net loss	$(5,838)	$(5,501)
Net loss per share—basic and diluted	$(0.19)	$(0.25)
Weighted average common shares outstanding—basic and diluted	30,354,647	21,915,891
Comprehensive loss:
Net loss	$(5,838)	$(5,501)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	—	(45)
Foreign currency translation adjustments	—	31
Total other comprehensive loss	—	(14)
Total comprehensive loss	$(5,838)	$(5,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2025	12,232	$45,005	27,550,222	$113	$373,133	$(62)	$(401,271)	$16,918
Issuance of common stock	—	—	488,810	1	354	—	—	355
Stock-based compensation expense	—	—	—	—	156	—	—	156
Net loss	—	—	—	—	—	—	(5,838)	(5,838)
Balances at March 31, 2026	12,232	$45,005	28,039,032	$114	$373,643	$(62)	$(407,109)	$11,591

Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock	—	—	317,772	—	738	—	—	738
Stock-based compensation expense	—	—	—	—	264	—	—	264
Exercise of stock options	—	—	21,533	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(5,501)	(5,501)
Balances at March 31, 2025	$12,232	$45,005	$22,005,317	$108	$361,699	$(32)	$(356,901)	$49,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,838)	$(5,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	156	264
Net amortization of discount on notes payable	623	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	103	(125)
Other assets	(1,003)	(764)
Accounts payable	2,288	238
Accrued expenses and other current liabilities	247	(10)
Other long-term liabilities	—	(277)
Net cash used in operating activities	(3,424)	(6,175)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	354	737
Proceeds from issuance of common stock in connection with stock option exercises	—	1
Notes payable, net	4,300	—
Net cash provided by financing activities	4,654	738
Net increase (decrease) in cash and cash equivalents	1,230	(5,437)
Cash and cash equivalents at beginning of period	3,215	12,865
Cash and cash equivalents at end of period	$4,445	$7,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Rein Therapeutics, Inc. (“Company”) is a Delaware corporation formed in August 2001 under the name Renegade Therapeutics, Inc. In February 2007, the Company changed its name to Aileron Therapeutics, Inc. and in January 2025 changed its name to Rein Therapeutics, Inc. The Company is a clinical stage biopharmaceutical company focused on developing novel therapies for the treatment of fibrosis indications with no approved or limited effective treatments. The Company currently has one product candidate in clinical development, LTI-03.

The Company is a clinical-stage biotechnology company subject to significant risks and uncertainties, including the need for substantial additional financing, reliance on third parties, clinical trial risks, dependence on key personnel, protection of proprietary technology, and compliance with regulatory requirements. Its lead product candidate, LTI-03, is being developed for the treatment of idiopathic pulmonary fibrosis (IPF) and has completed Phase 1a and Phase 1b clinical trials; the Company is currently conducting the Phase 2 RENEW trial, a multi-center, randomized, double-blind, placebo-controlled study expected to enroll approximately 120 patients across multiple global sites, with interim topline data anticipated in the fourth quarter of 2026. The Company initiated patient screening in May 2025, received regulatory clearances in Europe and the United Kingdom, and dosed its first patient in March 2026. The Company’s second product candidate, LTI-01, previously in development for loculated pleural effusion, has been paused indefinitely as the Company prioritizes resources toward LTI-03, and the timing of any potential resumption remains uncertain and dependent on additional financing and the success of LTI-03.

Liquidity and Going Concern

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether conditions and events, in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. This evaluation initially excludes the potential mitigating effects of management’s plans that have not been fully implemented as of the issuance date. If substantial doubt is identified, management then assesses whether its plans alleviate such doubt. Management’s plans are considered only if it is probable that (i) they will be effectively implemented within one year after the issuance date and (ii) they will mitigate the conditions or events giving rise to the substantial doubt. Generally, for plans to be considered probable of implementation, they must be approved prior to the issuance of the financial statements.

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.

In May 2024, the Company completed an underwritten follow-on public offering, or the Offering, pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock, par value $0.001 per share, or the Offering Shares, and accompanying warrants, or the Offering Warrants, to purchase 4,273,505 shares of common stock, or the Offering Warrant Shares. The Offering Warrants to purchase 884,798 shares of common stock were exercised in April 2025 as part of April 2025 Transactions (as defined below). As of March 31, 2026, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of the PIPE Warrants, as described in Note 3, and certain holders of the Offering Warrants, who agreed to exercise for cash the PIPE Warrants and the Offering Warrants, or the Warrant Exercises as further discussed in Note 10. The total gross proceeds for the Warrant Exercises were $1,679. Also in April 2025, the Company entered into privately negotiated letter agreements with additional holders of the PIPE Warrants who, in exchange for pre-funded warrants, or the Exchange Pre-Funded Warrants, surrendered PIPE Warrants to the Company for cancellation and made an aggregate cash payment into which the Exchange Pre-Funded Warrants are exercisable, or the Warrant Exchanges as further discussed in Note 10. The total gross proceeds for the Warrant Exchanges were $3,101. In addition, an entity affiliated with Bios Partners, or the Bios Purchaser, purchased additional pre-funded warrants in a private placement, or the Placement Pre-Funded Warrants, pursuant to a subscription agreement underlying the Placement Pre-Funded Warrants, or the Private Placement. Total gross proceeds for the Private Placement were $500. The Warrant Exercises, Warrant Exchanges and Private Placement are collectively referred to as the April 2025 Transactions. The total net proceeds from the April 2025 Transactions was $5,082.

On May 15, 2025, the Company entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2026, the Company had issued and sold 1,296,777 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $1,844, after deducting transaction fees of $67 paid by the Company. In July

2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8,067.

Prior to entering into the Wainwright Sales Agreement, in May 2025, the Company terminated the equity distribution agreement, dated July 26, 2024, or the Equity Distribution Agreement, with Citizens JMP Securities, LLC, or Citizens JMP, as agent and/or principal, under which the Company could offer and sell up to $50,000 of shares of its common stock from time to time through or to Citizens JMP by any method that was deemed an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. In January 2025, the Company issued and sold 317,772 shares of common stock pursuant to the Equity Distribution Agreement for total net proceeds of $712, after deducting transaction fees of $22 paid by the Company. The Company did not issue or sell any other shares of common stock pursuant to the Equity Distribution Agreement during the quarter ended March 31, 2026. The Company did not sell any shares of common stock pursuant to the Equity Distribution Agreement during the year ended December 31, 2025.

In July 2025, the Company entered into a Pre-Paid Advance Agreement, or the PPA, and a Standby Equity Purchase Agreement, or the SEPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. The PPA and the SEPA are collectively referred to as the Yorkville Transactions. In accordance with the terms of the PPA, the Company may request pre-paid advances of up to $6,000 from Yorkville (each, a “Pre-Paid Advance”) over a 12-month period, subject to certain limitations and conditions set forth in the PPA. Each Pre-Paid Advance will be purchased by Yorkville at 95% of the face amount of the Pre-Paid Advance. At any time there is an outstanding balance under any Pre-Paid Advances, Yorkville may provide written notice requiring the Company to issue and sell shares of its common stock to Yorkville, which shall be offset against and reduce the amounts outstanding under the Pre‑Paid Advances. An initial Pre-Paid Advance of $1,000 was purchased on July 29, 2025 by Yorkville, or the First Advance, for net proceeds of $950. On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1,000, for which the Company received net proceeds of $950. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1,000, for which the Company received net proceeds of $950. As of March 31, 2026, Yorkville has converted the entire initial Pre‑Paid Advance, in the aggregate amount of $1,007 of principal and accrued interest, into 953,765 shares of the Company’s common stock, at a weighted average price per share of approximately $1.056, converted the Second Advance, in the aggregate amount of $1,004 of principal and accrued interest, into 927,107 shares of the Company’s common stock, at a weighted average price per share of approximately $1.082, and converted the Third Advance, in the aggregate amount of $1,001 of principal and accrued interest, into 846,290 shares of the Company’s common stock, at a weighted average price per share of approximately $1.183. Separately, under the SEPA, the Company may sell up to $15,000 of its common stock to Yorkville over a 36-month term. The Company has the sole discretion to initiate such sales, subject to volume and pricing limitations. In connection with entry into the SEPA, the Company paid Yorkville a $300 commitment fee through the issuance of 213,099 shares of common stock and paid $25 in structuring and legal fees. As of the date of this report, the Company has not elected to sell any shares of common stock to Yorkville under the SEPA. In December 2025, the Company elected to terminate the PPA and SEPA.

In January 2026 and February 2026, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company issued unsecured promissory notes (the “Notes”). The Notes had an aggregate principal amount of approximately $5,375 and were issued for aggregate net proceeds of $4,300, reflecting an original issue discount of approximately 20%.

In May 2026, the Company completed an underwritten public offering of 57,500,000 shares of its common stock at a public offering price of $1.00 per share, or the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were $57,500, and net proceeds to the Company were approximately $53,106 after deducting underwriting discounts, commissions, and offering expenses of approximately $4,394.

Management believes that, based on the Company’s current operating plan, the Company’s cash and cash equivalents of $4,445 as of March 31, 2026, together with the net proceeds received by the Company in the May 2026 Offering, will be sufficient to enable the Company to fund its planned operating expense and capital expenditure requirements into the first quarter of 2028. The Company believes that the funds are sufficient to enable the Company to complete the Phase 2 RENEW clinical trial of LTI-03. The Company’s estimate as to how long it expects its existing cash and cash equivalents to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $5,838 and $5,501 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $407,109. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and as amended by ASUs of the Financial Accounting Standards Board, or FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lung Therapeutics, LLC, Lung Therapeutics Australia Pty Ltd, and Lung Therapeutics Limited. Lung Therapeutics Limited is currently inactive. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the prepaid research and development expenses, valuation of intangibles and goodwill, the valuation of warrants, and the value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Foreign Currency Transactions

The functional currency for the Company’s wholly owned foreign subsidiary, Lung Therapeutics Australia Pty Ltd., is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2025 that was filed with the SEC on March 26, 2026 (the “Annual Report”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report.

Notes Payable

The Company accounts for notes payable in accordance with applicable guidance under ASC 470, Debt. Notes payable are initially recorded at their principal amount, net of any unamortized discounts, premiums, and issuance costs. Discounts to the notes, including those arising from warrants, beneficial conversion features, or original issue discounts, are recorded as a direct reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the notes using the effective interest method.

Interest expense recognized by the Company includes stated interest, amortization of debt discounts or premiums, and amortization of deferred financing costs. Such amounts are recognized over the contractual term of the related notes so as to produce a constant effective interest rate.

Notes payable are classified as current or noncurrent based on their contractual maturity dates as of the balance sheet date. The Company evaluates the terms of its notes payable to determine whether any embedded features require separate accounting, including whether such features should be bifurcated and accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments include technical corrections, clarifications, and minor improvements to various Topics within the FASB ASC. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the application of interim reporting guidance, including when Topic 270 applies, and improve the consistency and usefulness of interim disclosures. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently assessing the effect of this ASU on its condensed consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03, Income Statement—Reporting Comprehensive Income: Disaggregation of Income Statement Expenses. FASB clarified that all public business entities should initially adopt the disclosure requirements in the ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The amendments apply to all public business entities. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the effect of this ASU on its condensed consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,418	$—	$—	$4,418
	$4,418	$—	$—	$4,418

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,130	$—	$—	$3,130
Treasury bills	4	—	—	4
	$3,134	$—	$—	$3,134

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between levels.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid research and development	$90	$230
Other current assets	918	881
Total prepaid expenses and other current assets	$1,008	$1,111

5. Goodwill and Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets and goodwill are tested for impairment at least annually. The assessment of recoverability and impairment was performed at the individual indefinite-lived intangible asset level. The Company did not incur impairment loss on indefinite-lived intangible assets or goodwill during the three months ended March 31, 2026. The Company incurred impairment loss on indefinite-lived intangible assets of $28,700 for the year ended December 31, 2025 in connection with funding constraints that are causing the delay in further clinical development of LTI-01 and other preclinical programs until additional funds are raised. In the fourth quarter of 2025, the Company decided to pause development activities related to LTI-01 for an indefinite period and focus on the development of LTI-03. The timing and likelihood of resuming development of LTI-01 are uncertain and contingent on the Company's ability to obtain additional financing and the future success of LTI-03. Therefore, the Company wrote off the total carrying value of the LTI-01 asset and other preclinical programs as of December 31, 2025.

6. Other Assets

Other assets consisted of the following:

	March 31, 2026	December 31, 2025
Non-current prepaid research and development	$1,005	$—
Other assets	—	2
Total other non-current assets	$1,005	$2

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
External research and development services	$762	$765
Payroll and payroll-related costs	1,146	940
Professional fees	367	401
Other	176	98
Total accrued expenses and other current liabilities	$2,451	$2,204

8. Notes Payable

In January 2026 and February 2026, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company issued the Notes. The Notes had an aggregate principal amount of approximately $5,375 and were issued for aggregate net proceeds of $4,300, reflecting an original issue discount of approximately 20%. The Notes do not bear stated interest and mature on the earlier of (i) the closing of a qualifying financing transaction resulting in gross proceeds to the Company of at least $10,000 or (ii) June 30, 2026. The Notes are unsecured obligations of the Company.

The Company evaluated the Notes under the guidance in ASC 480 and concluded that the Notes should be classified as liabilities, as they represent unconditional obligations to deliver cash and do not meet the criteria for equity classification. The original issue discount was recorded as a debt discount and is being amortized to interest expense over the term of the Notes using the effective interest method. For the three months ended March 31, 2026, the Company recognized approximately $623 of amortization of the debt discount as interest expense. As of March 31, 2026, the carrying value of $4,923 of the Notes reflected the unamortized portion of the debt discount.

In May 2026, upon the closing of the Company’s underwritten public offering as further discussed in Note 15, the Notes matured and the Company repaid in full all outstanding amounts under the Notes.

9. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding

At the 2023 annual meeting of stockholders, or the 2023Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of March 31, 2026 and December 31, 2025, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

10. Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of March 31, 2026 and December 31, 2025, the Company had 28,039,032 and 27,550,222 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of March 31, 2026 and December 31, 2025, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

Wainwright Sales Agreement

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2026, the Company had issued and sold 1,296,777 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $1,844, after deducting transaction fees of $67 paid by the Company. In July 2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8,067.

Warrant Exercises and Exchanges

On April 21, 2025, the Company entered into privately negotiated letter agreements with certain holders of its outstanding warrants issued on November 2, 2023, or the PIPE Warrants, and May 1, 2024, or the Offering Warrants. Pursuant to these agreements, certain holders agreed to exercise the PIPE Warrants for an aggregate of 159,500 shares of the Company’s common stock and the Offering Warrants for an aggregate of 884,798 shares of common stock, at a reduced exercise price of $1.60 per share. The original exercise prices were $4.89 per share for the PIPE Warrants and $4.68 per share for the Offering Warrants. The exercise of the PIPE Warrants was completed on April 24, 2025, and the exercise of the Offering Warrants was completed in May 2025 (collectively, the “Warrant Exercises”). The Company received total net proceeds of $1,595 from the Warrant Exercises.

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

The Offering Warrants

In May 2024, the Company completed the Offering pursuant to which the Company issued and sold 4,273,505 shares of the Company’s common stock and accompanying Offering Warrants to purchase 4,273,505 shares of common stock. Net proceeds from the Offering were approximately $17,675, after deducting underwriting discounts and commissions and offering expenses, and excluding any proceeds that may be received from exercise of the Offering Warrants. The Offering closed on May 3, 2024.

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

The Offering Warrants to purchase 884,798 shares of common stock were exercised in April 2025 as part of April 2025 Transactions. As of March 31, 2026 and December 31, 2025, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

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

The initial, the second and the third PPAs were fully settled in 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at March 31, 2026, was $0, and no adjustment for changes in fair value was required.

On December 11, 2025, the Company terminated the PPA.

As of March 31, 2026, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,143,997 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
228,000 shares of common stock issuable for vested but unsettled restricted stock units (Note 10);
•
2,106,194 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (Note 10) and 2017 ESPP (Note 10), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
6,621,839 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 255,000 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, (iii) warrants to purchase 3,388,707 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027, (iv) the Exchange Pre-Funded Warrants to purchase 1,939,000 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in the Warrant Exchanges as described above can be exercised at any time after their original issuance until such Exchange Pre-Funded Warrants are exercised in full, and (v) the Bios Pre-Funded Warrants to purchase 312,695 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in April 2025 as described above and can be exercised at any time after their original issuance until such Bios Pre-Funded Warrants are exercised in full.

Accordingly, as of March 31, 2026, out of the 100,000,000 shares of common stock presently authorized, 52,615,562 shares are issued and outstanding or reserved for issuance and 47,384,438 shares of common stock remain available for future issuance.

11. Stock-Based Awards

As of March 31, 2026, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of March 31, 2026, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of March 31, 2026. Shares that are expired, terminated, surrendered or canceled without having been fully exercised under the 2017 Plan will be available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2021 Plan.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of March 31, 2026, of which 2,106,194 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of March 31, 2026, the Company had 1,520,179 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of March 31, 2026, 1,516,886 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

There were no stock awards granted in the three months ended March 31, 2026 and 2025.

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2026:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,143,997	$5.21	6.1	$158
Exercised	—	—	—	—
Forfeited/Canceled	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2026	3,143,997	$5.21	5.9	$319

Options exercisable at March 31, 2026	2,471,114	$5.93	5.2	$292
Options vested and expected to vest at March 31, 2026	3,124,534	$5.22	5.9	$318
Options exercisable at December 31, 2025	2,418,033	$6.00	5.4	$138
Options vested and expected to vest at December 31, 2025	3,120,459	$5.23	6.1	$157

The aggregate fair value of stock options that vested during the three months ended March 31, 2026 and 2025, was $131 and $46, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no stock options exercised during the three months ended March 31, 2026. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $18.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

There were no restricted stock units granted in the three months ended March 31, 2026. In August 2025, the Company granted 1,000,000 restricted stock units that were immediately vested. As of March 31, 2026, there were 228,000 vested restricted stock units that were not issued.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$32	$64
General and administrative expenses	124	200
Total stock-based compensation expense	$156	$264

As of March 31, 2026, the Company had an aggregate of $1,319 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.58 years. As of March 31, 2025, the Company had an aggregate of $2,130 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.15 years.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,838)	$(5,501)
Denominator:
Weighted average common shares outstanding—basic and diluted	30,354,647	21,915,891
Net loss per share attributable to common stockholders—basic and diluted	$(0.19)	$(0.25)

As part of the April 2025 Transactions, the Pre-Funded Warrants to purchase an aggregate of 2,251,695 shares of common stock at an exercise price of $0.001 per share are included within the denominator for basic net loss per share purposes and considered outstanding as of the date of issuance.

The 228,000 restricted stock units vested but not issued as of March 31, 2026, are included in earnings per share calculation as all conditions for issuance have been satisfied making the underlying shares contingently issuable and economically equivalent to outstanding shares.

The Company’s potential dilutive securities, which include stock options as of March 31, 2026 and 2025, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	3,143,997	3,080,582
Warrants to issue shares of common stock	6,621,839	7,353,442
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,232,000
Total	21,997,836	22,666,024

13. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of March 31, 2026, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

As of March 31, 2026, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $9 license maintenance fees in the three months ended March 31, 2026 and 2025, respectively.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the three months ended March 31, 2026 and 2025.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the three months ended March 31, 2026 and 2025.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any license fees under the MUSC Agreement in the three months ended March 31, 2026 and 2025.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the three months ended March 31, 2026 and 2025.

Letter Agreement with Rients

In August 2025, the Company entered into a letter agreement with Rients for Rients to evaluate the legacy ALRN-6924 compound, or the Compound Asset. During the term of the letter agreement, Rients shall pay the Company for all fees and expenses incurred by the Company to maintain the Compound Asset.

Project Addendum

In December 2025, the Company entered into a project addendum with a third party Contract Research Organization, or CRO, for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under the Company’s Protocol LTI-03-2001. Pursuant to the project addendum, the Company have contracted to receive up to $19.8 million of master services as the Company may request from time to time at its discretion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of the date of this report, the Company has not incurred any material costs or claims as a result of such indemnifications.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
CMC activities	67	537
Clinical operation activities	—	65
Total LTI-01 program-related expenses	67	602
LTI-03 program-related expenses:
Preclinical study costs	—	556
CMC activities	520	560
Clinical operation activities	1,961	673
Total LTI-03 program-related expenses	2,481	1,789
Other program-related expenses	—	8
Employee related expenses	500	622
Professional fees for services	—	17
Facilities and other expenses	25	16
Total research and development expenses	3,073	3,054
General and administrative expenses:
Employee related expenses	859	947
Professional fees for services	790	1,138
Facilities and other expenses	508	470
Total general and administrative expenses	2,157	2,555
Other (expense) income, net	(608)	108
Segment and consolidated net loss	$(5,838)	$(5,501)

15. Subsequent Event

On May 4, 2026, the Company completed an underwritten public offering of 50,000,000 shares of its common stock at a public offering price of $1.00 per share. In connection with the offering, the Company granted the underwriters a 45-day option to purchase up to an additional 7,500,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which was fully exercised on May 5, 2026. The Company refers to these transactions collectively as the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were $57,500, and net proceeds to the Company were approximately $53,106 after deducting underwriting discounts, commissions, and offering expenses of approximately $4,394.

Following the closing of the offering, the Company had 85,539,032 shares of common stock outstanding.

The Company issued to the underwriters warrants to purchase 1,725,000 of the Company’s shares of common stock in connection with the May 2026 Offering. The warrants are exercisable at $1.50 per share for a five year period ending April 30, 2031 in compliance with FINRA Rule 5110(g)(8)(A). The warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e).

The Company intends to use the net proceeds from the May 2026 Offering for working capital and general corporate purposes. In connection with the May 2026 offering, the Company repaid unsecured promissory notes with an aggregate original principal amount of $5,375 that were issued in January 2026 and February 2026.

Pursuant to the underwriting agreement, the Company is subject to a lock-up period of up to 120 days following the closing of the May 2026 Offering, during which it has agreed, subject to certain exceptions, not to sell, transfer, or dispose of, directly or indirectly, any shares of its capital stock or securities convertible into or exercisable or exchangeable for such shares.

On April 30, 2026, the Company entered into a letter agreement with Bios Partners, L.P., on behalf of certain Bios entities holding securities of the Company, pursuant to which the Bios entities agreed to defer the conversion of 12,232 shares of Series X Preferred Stock of the Company held by the Bios entities, and waive the Company’s obligation in the Company’s Certificate of Designation of Series X Preferred Stock to reserve the shares of common stock (“Underlying Shares”) issuable upon exercise of Series X Preferred Stock shares until such time as the Company has amended its Restated Certificate of Incorporation to increase its authorized common stock. In addition, the Bios entities have agreed, subject to certain exceptions, not to sell, transfer or dispose of, directly or indirectly, any Series X Preferred Stock shares or Underlying Shares for a period ending April 30, 2029. In consideration of the agreements and waivers of the Bios entities, the Company issued to the Bios entities at the closing of the May 2026 Offering warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants issued to the Bios entities are on substantially the same terms as the underwriter’s warrants, except for the exercise price.

On May 8, 2026, the Company granted Brian Windsor, Ph.D., the Company’s President and Chief Executive Officer, an option to purchase 150,000 shares of the Company’s common stock with an exercise price of $1.17 per share. In addition, the Company granted options to purchase an aggregate of 252,000 shares of the Company’s common stock to members of the Company’s management team, excluding the Chief Executive Officer. The options have a ten-year contractual term and vest as to 25% of the underlying shares one year from the grant date, with the remaining shares vesting in equal monthly installments through May 8, 2031. The management team options have an exercise price equal to the closing price of the Company’s common stock on May 7, 2026.

The Company evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q and determined that no other events have occurred that would require adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the quarter ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in the Company’s Annual Report for the fiscal year ended December 31, 2025 filed with the SEC on March 26, 2026 (the “Annual Report”).

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

As of the date of this Quarterly Report, we activated sites and are enrolling patients in the U.S. and are seeking to activate additional sites, enroll patients and initiate the RENEW trial throughout the U.S., UK, Europe and other jurisdictions. In March 2026, we dosed our first patient in the RENEW Phase 2 clinical trial of LTI-03. We expect to report initial interim topline data on some proportion of patients in the fourth quarter of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

To date, we have financed operations primarily through $145.5 million in net proceeds from sales of common stock and warrants, $2.6 million in net proceeds from sales of common stock under our “at the market” offering program, $131.2 million from sales of preferred stock prior to our initial public offering, or IPO, $34.9 million from a collaboration agreement in 2010, $17.5 million in net proceeds in connection with a private placement following the Lung Acquisition in 2023, $17.7 million in net proceeds in connection with an underwritten offering of our common stock and accompanying warrants to purchase common stock in May 2024, $5.1 million in net proceeds from the April 2025 Transactions (as defined below), $2.9 million in net proceeds from the Yorkville Transactions described below and $4.3 million in net proceeds from our securities purchase agreements with three institutional investors in January 2026 and February 2026 described below. As of March 31, 2026, we had $4.4 million in cash and cash equivalents, without giving effect to the May 2026 Offering.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $5.8 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $407.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations as well as the impairment loss on intangible assets. We expect to continue to incur operating losses for the foreseeable future.

In May 2026, we completed an underwritten public offering of 57,500,000 shares of our common stock at a public offering price of $1.00 per share, or the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were approximately $57.5 million, and net proceeds to the Company were approximately $53.1 million after deducting underwriting discounts, commissions, and offering expenses of approximately $4.4 million.

As of March 31, 2026, we had cash and cash equivalents of $4.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2026, together with the net proceeds received by us in the May 2026 Offering, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the first quarter of 2028. We also believe the funds will be sufficient to enable us to complete the Phase 2 RENEW clinical trial of LTI-03.

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

The Notes have a stated maturity date of the earlier of (i) the date of the closing of the next issuance and sale of our securities, in a single transaction or series of related transactions, to investors resulting in gross proceeds to us of at least $10.0 million (exclusive of the Notes proceeds) or (ii) June 30, 2026. Our obligations under the Notes are unsecured. There is no interest payable under the Notes other than the 20% original issue discount. The Purchase Agreements contained representations, warranties, covenants and other terms customary for agreements of such nature. The Notes were repaid in full upon the close of the May 2026 Offering.

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

On September 8, 2025, Yorkville purchased a second Pre-Paid Advance, or the Second Advance, of $1.0 million, for which we received net proceeds of $0.95 million. On October 23, 2025, Yorkville purchased a third Pre-Paid Advance, or the Third Advance, of $1.0 million, for which we received net proceeds of $0.95 million. As of the date of this report, we have issued 953,765 shares of our common stock, at a weighted average price per share of approximately $1.056, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the initial Pre-Paid Advance, and issued 927,107 shares of our common stock, at a weighted average price per share of approximately $1.082, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Second Pre-Paid Advance, and issued 846,290 shares of our common stock, at a weighted average price per share of approximately $1.183, to Yorkville, which were offset against $1.0 million of the outstanding principal and accrued interest under the Third Pre-Paid Advance. All three Pre-Paid Advances were fully settled as of March 31, 2026, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at March 31, 2026, was $0, and no adjustment for changes in fair value was required during the three months ended March 31, 2026.

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

On December 11, 2025, we terminated the PPA and SEPA.

Sales Agreement with H.C. Wainwright

On May 15, 2025, we entered into an “at the market offering” agreement, or the Wainwright Sales Agreement, with H.C. Wainwright & Co., LLC, or H.C. Wainwright, as agent and/or principal, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $13.7 million from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. During the three months ended March 31, 2026, we had issued and sold 296,810 shares of common stock pursuant to the Wainwright Sales Agreement for a net proceeds of $0.4 million. As of March 31, 2026, we had issued and sold 1,296,777 shares of common stock pursuant to the Wainwright Sales Agreement for a net proceeds of $1.8 million. In July 2025, in connection with the Yorkville Transactions, we reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8.1 million.

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

April 2025 Warrant Transactions and Private Placement

On April 21, 2025, we entered into privately negotiated letter agreements with certain holders of the PIPE Warrants (as defined below) and certain holders of the Offering Warrants (as defined below). Pursuant to these letter agreements, these holders agreed to exercise for cash the PIPE Warrants for the purchase of an aggregate of 159,500 shares of common stock and the Offering Warrants for the purchase of an aggregate of 884,798 shares of common stock at a reduced exercise price of $1.60 per share, or the Warrant Exercises. The total net proceeds for the Warrant Exercises were $1.6 million.

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

In December 2025, we entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under our Protocol LTI-03-2001. Pursuant to the project addendum, we have contracted to receive up to $19.8 million of master services as we may request from time to time at our discretion.

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

Other (Expense) Income, net

Interest and Other Income

Interest income consists of interest income earned on our cash and cash equivalents. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will fluctuate in the future in response to our cash and cash equivalents and the interest rate environment.

Other (expense) income, net consists of the income recognized under the Option Agreement with Advancium, gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, original issue discount, or OID, related to the PPA, the promissory notes, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
	(in thousands)
Operating expenses:
Research and development	3,073	3,054	19
General and administrative	2,157	2,555	(398)
Total operating expenses	5,230	5,609	(379)
Loss from operations	(5,230)	(5,609)	379
Other income, net	(608)	108	(716)
Net loss	$(5,838)	$(5,501)	$(337)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $3.1 million, compared to $3.1 million for the three months ended March 31, 2025. Direct research and development services costs increased $0.1 million, which is offset by the decrease of $0.1 million in employee and related expenses, as compared to the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025. The decrease of $0.4 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to decreased professional fees of $0.3 million as a result of decrease in legal expense.

Other (Expense) Income, net

Other (expense) income, net of $0.6 million for the three months ended March 31, 2026 primarily consisted of interest expense as a result of the amortization of discount on notes payable related to the promissory notes, offset by interest income in our then-current cash and cash equivalents. We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash and cash equivalents, and then-current interest rates.

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

As of March 31, 2026, we had cash and cash equivalents of $4.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2026, together with the net proceeds of $53.1 million received by us in the May 2026 Offering, will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the first quarter of 2028.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(3,424)	$(6,175)
Cash provided by financing activities	4,654	738
Net increase (decrease) in cash and cash equivalents	$1,230	$(5,437)

Operating Activities.

During the three months ended March 31, 2026, net cash used in operating activities was $3.4 million primarily due to our net loss of $5.8 million, offset by non-cash charges of $0.8 million, and cash provided in the change in operating assets and liabilities of $1.6 million. Non-cash charges resulted primarily from net amortization of discount on notes payable of $0.6 million and stock-based compensation expense of $0.2 million. Changes in our operating assets and liabilities during the three months ended March 31, 2026 consisted primarily of a decrease of $0.1 million in prepaid expenses and other current assets, an increase of $0.2 million in accrued expenses and other current liabilities and an increase of $2.3 million in accounts payable, offset by an increase of $1.0 million in other non-current assets.

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

Financing Activities.

During the three months ended March 31, 2026, net cash provided by financing activities was $4.7 million primarily due to the net proceeds of $4.3 million from our securities purchase agreements with three institutional investors in January 2026 and February 2026, and “at the market” offering programs described above.

During the three months ended March 31, 2025, net cash provided by financing activities was $0.7 million, primarily due to the sale of 317,772 shares of common stock pursuant to the Equity Distribution Agreement.

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

During the three months ended March 31, 2026, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Global and Macroeconomic Developments

We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflicts in Ukraine and in the Middle East. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for additional information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in internal control over financial reporting: (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. These material weaknesses continued to exist as of March 31, 2026 and December 31, 2025.

Management’s Plan to Remediate Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

For a discussion of our risk factors, see “Part I, Item 1A-Risk Factors” in our Annual Report for the year ended December 31, 2025.

You should carefully consider the risks included in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

4.1	Form of Unsecured Promissory Note (incorporated by reference from Company’s Current Report on Form 8-K filed on March 2, 2026)

10.1	Form of Securities Purchase Agreement between the Registrant and the Investors (incorporated by reference from Company’s Current Report on Form 8-K filed on March 2, 2026)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.

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

Rein Therapeutics, Inc.

Date: May 15, 2026	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer (Principal Financial Officer)