Form 10-Q
period 2026-06-30
Rein Therapeutics, Inc.
filed 2026-08-14
CIK 1420565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 86,267,032 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding our ability to fund our operating expenses, our planned activities, and capital expenditure requirements with our cash, cash equivalents and investments
•
our Phase 2 clinical trial of LTI-03 and our ability to complete such clinical trial;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,542	$3,215
Short-term investments	32,105	—
Prepaid expenses and other current assets	806	1,111
Total current assets	41,453	4,326
Goodwill	6,330	6,330
Intangible assets	13,500	13,500
Long-term investments	2,980	—
Other non-current assets	1,710	2
Total assets	$65,973	$24,158
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,466	$3,976
Accrued expenses and other current liabilities	1,542	2,204
Warrant liabilities	3,701	—
Total current liabilities	9,709	6,180
Deferred tax liability	1,060	1,060
Total liabilities	10,769	7,240
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2026 and at December 31, 2025; 24,610 shares issued and 12,232 shares outstanding at June 30, 2026 and at December 31, 2025	45,005	45,005
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2026 and at December 31, 2025; 85,767,032 shares and 27,550,222 shares issued and outstanding at June 30, 2026 and at December 31, 2025, respectively	172	113
Additional paid-in capital	423,580	373,133
Accumulated other comprehensive loss	(69)	(62)
Accumulated deficit	(413,484)	(401,271)
Total liabilities, convertible preferred stock and stockholders’ equity	$65,973	$24,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,638	4,292	6,711	7,346
General and administrative	2,438	2,579	4,595	5,134
Total operating expenses	6,076	6,871	11,306	12,480
Loss from operations	(6,076)	(6,871)	(11,306)	(12,480)
Other (expense) income, net	(299)	49	(907)	157
Net loss	$(6,375)	$(6,822)	$(12,213)	$(12,323)
Net loss per share—basic and diluted	$(0.10)	$(0.28)	$(0.25)	$(0.53)
Weighted average common shares outstanding—basic and diluted	67,084,661	24,187,536	48,821,118	23,057,920
Comprehensive loss:
Net loss	$(6,375)	$(6,822)	$(12,213)	$(12,323)
Other comprehensive loss:
Unrealized (loss) gain on investments, net of tax of $0	(12)	12	(12)	(33)
Foreign currency translation adjustments	5	(24)	5	7
Total other comprehensive loss	(7)	(12)	(7)	(26)
Total comprehensive loss	$(6,382)	$(6,834)	$(12,220)	$(12,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Series X Non-Voting Convertible Preferred Stock		Common Stock					Total Convertible
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred Stock and Stockholders’ Equity
Balances at December 31, 2025	12,232	$45,005	27,550,222	$113	$373,133	$(62)	$(401,271)	$16,918
Issuance of common stock, net of offering costs	—	—	488,810	1	354	—	—	355
Stock-based compensation expense	—	—	—	—	156	—	—	156
Net loss	—	—	—	—	—	—	(5,838)	(5,838)
Balances at March 31, 2026	12,232	$45,005	28,039,032	$114	$373,643	$(62)	$(407,109)	$11,591
Issuance of common stock, net of offering costs	—	—	57,728,000	58	49,773	—	—	49,831
Stock-based compensation expense	—	—	—	—	164	—	—	164
Unrealized loss on investments	—	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustments	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(6,375)	(6,375)
Balances at June 30, 2026	12,232	$45,005	85,767,032	$172	$423,580	$(69)	$(413,484)	$55,204

Balances at December 31, 2024	12,232	$45,005	21,666,012	$108	$360,697	$(18)	$(351,400)	$54,392
Issuance of common stock, net of offering costs	—	—	317,772	—	738	—	—	738
Stock-based compensation expense	—	—	—	—	264	—	—	264
Exercise of stock options	—	—	21,533	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(45)	—	(45)
Foreign currency translation adjustments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(5,501)	(5,501)
Balances at March 31, 2025	12,232	$45,005	22,005,317	$108	$361,699	$(32)	$(356,901)	$49,879
Issuance of common stock, net of offering costs	—	—	16,127		33	—	—	33
Issuance of warrants	—	—	—	—	481	—	—	481
Stock-based compensation expense	—	—	—	—	256	—	—	256
Issuance of common stock in connection with warrant exercises	—	—	1,035,758	1	1,594	—	—	1,595
Warrant exchanges	—	—	—	—	2,984	—	—	2,984
Common Stock to be Issued upon exercises of warrants	—	—	—	22	—	—	—	22
Exercise of stock options	—	—	(11,081)	—	1	—	—	1
Common stock issuance cost	—	—	—	—	(404)	—	—	(404)
Unrealized gain on investments	—	—	—	—	—	12	—	12
Foreign currency translation adjustments	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(6,822)	(6,822)
Balances at June 30, 2025	12,232	$45,005	23,046,121	$131	$366,644	$(44)	$(363,723)	$48,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REIN THERAPEUTICS, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,213)	$(12,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	1
Net amortization of discount on notes payable	1,075	—
Non-cash warrant issuance cost	423	—
Changes in fair value of warrant liabilities	8	—
Accretion of discount on investments	(12)	—
Stock-based compensation expense	320	520
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	305	(115)
Other assets	(1,708)	(2,344)
Accounts payable	400	5,117
Accrued expenses and other current liabilities	(662)	(3,172)
Other long-term liabilities	—	(277)
Net cash used in operating activities	(12,064)	(12,593)
Cash flows from investing activities:
Purchases of short-term investments	(32,094)	—
Purchases of long-term investments	(2,979)	—
Net cash used in investing activities	(35,073)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	53,544	367
Proceeds from notes payable	4,300	—
Repayment of notes payable	(5,375)	—
Proceeds from issuance of common stock in connection with stock option exercises	—	1
Proceeds from issuance of common stock in connection with warrant exercises	—	1,595
Proceeds from issuance of warrants, net of offering costs	—	481
Proceeds from warrant exchanges, net of offering costs	—	2,984
Proceeds from warrant exercises with common stock subscribed	—	22
Net cash provided by financing activities	52,469	5,450
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase (decrease) in cash and cash equivalents	5,327	(7,143)
Cash and cash equivalents at beginning of period	3,215	12,865
Cash and cash equivalents at end of period	$8,542	$5,722

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(12)	$(33)
Foreign currency translation adjustments	$5	$7
Initial recognition of warrant liability	$3,693	$—
Allocate net value of warrants issued in connection with the May 2026 Offering	$(3,263)	$—
Warrant issuance cost recognized as expense	$(423)	$—

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

The Company is a clinical-stage biotechnology company subject to significant risks and uncertainties, including the need for substantial additional financing, reliance on third parties, clinical trial risks, dependence on key personnel, protection of proprietary technology, and compliance with regulatory requirements. Its lead product candidate, LTI-03, is being developed for the treatment of idiopathic pulmonary fibrosis (IPF) and has completed Phase 1a and Phase 1b clinical trials; the Company is currently conducting the Phase 2 RENEW trial, a multi-center, randomized, double-blind, placebo-controlled study expected to enroll approximately 120 patients across multiple global sites, with interim data anticipated in the fourth quarter of 2026. The Company initiated patient screening in May 2025, received regulatory clearances in Europe and the United Kingdom, and dosed its first patient in March 2026. The Company’s second product candidate, LTI-01, previously in development for loculated pleural effusion, has been paused indefinitely as the Company prioritizes resources toward LTI-03, and the timing of any potential resumption remains uncertain and dependent on additional financing and the success of LTI-03.

Liquidity

In May 2026, the Company completed an underwritten public offering of 57,500,000 shares of its common stock at a public offering price of $1.00 per share, or the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were $57,500, and net proceeds to the Company were approximately $53,099 after deducting underwriting discounts, commissions, and offering expenses of approximately $4,401.

Management believes that, based on the Company’s current operating plan, the Company’s cash, cash equivalents and investments of $43,627 as of June 30, 2026 will be sufficient to enable the Company to fund its planned operating expense and capital expenditure requirements into the first quarter of 2028. The Company believes that the funds are sufficient to enable the Company to complete the Phase 2 RENEW clinical trial of LTI-03. The Company’s estimate as to how long it expects its existing cash, cash equivalents and investments to be able to continue to fund its operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Since its inception, the Company has not generated any revenue from product sales and has never generated an operating profit. The Company has incurred significant losses on an aggregate basis. The Company’s net losses were $12,213 and $12,323 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $413,484. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with the Company’s operations. The Company expects to continue to incur operating losses for the foreseeable future. The Company expects to finance its operations primarily through utilization of its current financial resources and through the sale of additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2025 that was filed with the SEC on March 26, 2026 (the “Annual Report”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The results for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The accompanying balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at the acquisition date to be cash equivalents. The Company’s cash equivalents are comprised of funds held in money market accounts and treasury bills account and are measured at fair value on a recurring basis.

Investments

Short-term and Long-term investments consist of U.S. government securities and certificates of deposit. The Company classifies its investments in securities as available-for-sale because, for accounting purposes, they are not considered to be either held-to-maturity securities or trading securities, as the sale of such securities may be required prior to maturity. They are not considered trading securities because they were not acquired with the intent of selling them within hours or days. The Company determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies investments as short-term if they are available for use in current operations and have maturies of less than one year. The Company classifies investments with remaining maturities of one year or longer as long-term. Investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of stockholders’ equity until realized. Realized gains and losses are determined using the specific identification method and are included in other expense, net. The Company regularly reviews its investments for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive loss, with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. There were no impairments related to credit losses during any of the periods presented.

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

The Company’s cash equivalents consist of investments in U.S. government securities and money market funds stated at carrying value, which approximates fair value and is based on quoted prices in active markets for identical securities. The Company classifies its investments in U.S. government securities as level 1 assets as these assets have been valued based on quoted prices for identical instruments in active markets and certificates of deposit as Level 2 assets as these assets are not traded in an active market and have been valued through a third-party pricing service based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-driven valuations whose inputs are observable or whose significant value drivers are observable.

The Company’s other significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3,537	$—	$—	$3,537
Certificates of deposit	—	4,496	—	4,496
U.S. government securities	34,069	—	—	34,069
	$37,606	$4,496	$—	$42,102

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$3,130	$—	$—	$3,130
U.S. government securities	4	—	—	4
	$3,134	$—	$—	$3,134

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between levels.

4. Investments

There were no short term investments or long term investments as of December 31, 2025. Short term investments and long term investments, which are classified as available-for-sale securities, consisted of the following as of June 30, 2026:

	June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	4,495	1	—	4,496
U.S. government securities	30,602	1	(14)	30,589
	$35,097	$2	$(14)	$35,085

All investments classified as available-for-sale securities held as of June 30, 2026 had contractual maturities of less than two years. There have been no material realized gains or losses on investments classified as available-for-sale securities for the periods presented. Unrealized losses on investments classified as available-for-sale as of June 30, 2026, were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. None of the investments classified as available-for-sale have been in a continuous unrealized loss position for more than twelve months. Accordingly, no other-than-temporary impairment was recorded for the three and six months ended June 30, 2026.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid research and development	$79	$230
Other current assets	727	881
Total prepaid expenses and other current assets	$806	$1,111

6. Goodwill and Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets and goodwill are tested for impairment at least annually. The assessment of recoverability and impairment was performed at the individual indefinite-lived intangible asset level. The Company did not incur impairment loss on indefinite-lived intangible assets or goodwill during the three months or six months ended June 30, 2026. The Company incurred impairment loss on indefinite-lived intangible assets of $28,700 for the year ended December 31, 2025 in connection with funding constraints that are causing the delay in further clinical development of LTI-01 and other preclinical programs until additional funds are raised. In the fourth quarter of 2025, the Company decided to pause development activities related to LTI-01 for an indefinite period and focus on the development of LTI-03. The timing and likelihood of resuming development of LTI-01 are uncertain and contingent on the Company's ability to obtain additional financing and the future success of LTI-03. Therefore, the Company wrote off the total carrying value of the LTI-01 asset and other preclinical programs as of December 31, 2025.

7. Other Assets

Other assets consisted of the following:

	June 30, 2026	December 31, 2025
Non-current prepaid research and development	$1,710	$—
Other assets	—	2
Total other non-current assets	$1,710	$2

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
External research and development services	$540	$765
Payroll and payroll-related costs	525	940
Professional fees	405	401
Other	72	98
Total accrued expenses and other current liabilities	$1,542	$2,204

9. Notes Payable

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

The Company evaluated the Notes under the guidance in ASC 480 and concluded that the Notes should be classified as liabilities, as they represent unconditional obligations to deliver cash and do not meet the criteria for equity classification. The original issue discount was recorded as a debt discount and is being amortized to interest expense over the term of the Notes using the effective interest method. For the three months ended June 30, 2026, the Company recognized approximately $452 of amortization of the debt discount as interest expense.

In May 2026, upon the closing of the May 2026 Offering, the Notes matured and the Company repaid in full all outstanding amounts under the Notes.

10. Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, the Company had issued 24,610 shares of Series X Preferred Stock, of which 12,232 shares of Series X Preferred Stock remained outstanding.

At the 2023 annual meeting of stockholders, or the 2023 Annual Meeting, the Company’s stockholders approved the issuance, in accordance with Nasdaq Listing Rule 5635(a), of shares of common stock, upon conversion of the Company’s outstanding Series X Preferred Stock. On March 5, 2024, based upon then existing beneficial ownership limitations, 11,957 shares of Series X Preferred Stock were automatically converted into 11,957,000 shares of common stock. On May 8, 2024, the Bios Entities (as defined below) provided notice to the Company and converted 421 shares of Series X Preferred Stock held by them into 421,000 shares of common stock. As of June 30, 2026 and December 31, 2025, 12,232 shares of Series X Preferred Stock (which are convertible into 12,232,000 shares of common stock) remained convertible at the option of the holder thereof, subject to certain beneficial ownership limitations (as described below).

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

11. Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

On May 4, 2026, the Company completed an underwritten public offering of 50,000,000 shares of its common stock at a public offering price of $1.00 per share. In connection with the offering, the Company granted the underwriters a 45-day option to purchase up to an additional 7,500,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which was fully exercised on May 5, 2026. The Company refers to these transactions collectively as the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were $57,500, and net proceeds to the Company were approximately $53,099 after deducting underwriting discounts, commissions, and offering expenses of approximately $4,401.

As of June 30, 2026 and December 31, 2025, the Company had 85,767,032 and 27,550,222 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board, if any. As of June 30, 2026, no dividends had been declared.

In the event of liquidation or dissolution, the holders of the common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock.

Issuance of Common Stock and Warrants

Konik Warrants and Bios Warrants

On April 30, 2026, the Company entered into an underwriting agreement with Konik Capital Partners, LLC (“Konik”), a division of T.R. Winston & Company, LLC, acting as sole book-running manager, relating to the May Offering. In connection with the May Offering, the Company issued to the underwriter or its designees warrants to purchase shares of the Company’s common stock equal to 3% of the shares of common stock sold in the offering, including shares sold pursuant to the exercise of the over-allotment option, if any (the “Konik Warrants”). The Konik Warrants include warrants to purchase 1,500,000 shares of common stock issued in connection with the base offering and warrants to purchase up to 225,000 additional shares of common stock related to the underwriter’s over-allotment option. The Konik Warrants have an exercise price of $1.50 per share, are exercisable beginning October 27, 2026, and expire on April 30, 2031. The Konik Warrants are subject to a 180-day lock-up period pursuant to FINRA Rule 5110(e).

On April 30, 2026, the Company entered into a letter agreement with Bios Partners, L.P., on behalf of certain Bios entities holding securities of the Company. Pursuant to the letter agreement, the Bios entities agreed to defer the conversion of 12,232 shares of the Company’s Series X Non-Voting Convertible Preferred Stock held by the Bios entities and waived the Company’s obligation under the Certificate of Designation of Series X Non-Voting Convertible Preferred Stock to reserve the shares of common stock issuable upon conversion of such preferred shares until the Company has amended its Restated Certificate of Incorporation to increase its authorized common stock. In addition, subject to certain exceptions, the Bios entities agreed not to sell, transfer or otherwise dispose of, directly or indirectly, any Series X Non-Voting Convertible Preferred Stock or the underlying shares of common stock for a period ending April 30, 2029.

In consideration for the agreements and waivers of the Bios entities, the Company agreed to issue warrants to the Bios entities to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Bios Warrants,” and together with the Konik Warrants, the “2026 Warrants”). The Bios Warrants are on substantially the same terms as the Konik Warrants, except for the exercise price which is $1.00 per share for Bios Warrants.

The 2026 Warrants are exercisable for cash. If, after the initial exercise date, there is no effective registration statement registering the warrant shares, or the prospectus contained therein is not available for the resale of the warrant shares by the holder, the holder may exercise the 2026 Warrants on a cashless basis. A holder of the 2026 Warrants may not exercise any portion of such warrant to the extent that, after giving effect to such exercise, the holder, together with its affiliates and any other persons acting as a group, would beneficially own more than 9.99% of the Company’s outstanding common stock immediately after exercise.

The 2026 Warrants include customary adjustment provisions for stock dividends, stock splits, combinations, reclassifications and certain other events. Upon a fundamental transaction, the holders of the 2026 Warrants are entitled, upon subsequent exercise, to receive the same type or form of consideration receivable by holders of the Company’s common stock for the shares underlying the warrants. The 2026 Warrants do not provide the holders with a stated right to require the Company to redeem the warrants for cash at a Black-Scholes value upon a fundamental transaction.

The Company evaluated the 2026 Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging and determined that the 2026 Warrants are not precluded from equity classification. However, because the Company did not have a sufficient number of authorized and unissued shares of common stock available to settle all of its commitments to issue shares at the time the 2026 Warrants were issued, the 2026 Warrants did not meet all of the conditions for equity classification under ASC 815-40. Accordingly, the Company classified the 2026 Warrants as liabilities at issuance.

The 2026 Warrants were initially recognized at fair value on the issuance date and are remeasured to fair value at each reporting date, with changes in fair value recognized in the statements of operations and comprehensive loss. The Company will continue to classify the 2026 Warrants as liabilities until such time as the 2026 Warrants meet the conditions for equity classification.

The Company allocated the proceeds from the offering first to the 2026 Warrants based on their fair value, with the residual proceeds allocated to the common stock issued in the offering. Issuance costs allocated to the 2026 Warrant liabilities were expensed as incurred. Issuance costs allocated to the common stock were recorded as a reduction to additional paid-in capital.

The fair value of the 2026 Warrant liabilities was determined using a Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the 2026 Warrants at issuance and as of June 30, 2026:

	June 30, 2026	May 5, 2026
Risk-free interest rate	4.2%	4.1%
Expected term (in years)	5.0	5.0
Expected volatility	100.9%	104.3%
Expected dividend yield	0%	0%
Common stock price	$1.04	$1.02
Exercise price — Konik Warrants	$1.50	$1.50
Exercise price — Bios Warrants	$1.00	$1.00

The fair value measurement of the 2026 Warrant liabilities is classified as Level 3 within the fair value hierarchy because it is based on significant inputs not observable in the market. The following table provides a rollforward of the Level 3 fair value measurement of the 2026 Warrant liabilities.

Amount
Balance at December 31, 2025	$—
Issuance of 2026 Warrant liabilities	3,693
Change in fair value of 2026 Warrant liabilities	8
Balance at June 30, 2026	$3,701

For the three and six months ended June 30, 2026, the Company recognized a loss of $8 related to the change in fair value of the 2026 Warrant liabilities, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

The shares underlying the 2026 Warrants are not considered outstanding for purposes of basic net loss per share prior to exercise. The shares underlying the 2026 Warrants were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2026, because their effect would have been anti-dilutive.

Wainwright Sales Agreement

On May 15, 2025, the Company entered into the Wainwright Sales Agreement with H.C. Wainwright, as agent and/or principal, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13,702 from time to time through or to H.C. Wainwright by any method permitted that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2026, the Company had issued and sold 1,296,777 shares of common stock pursuant to the Wainwright Sales Agreement for total net proceeds of $1,844, after deducting transaction fees of $67 paid by the Company. In July 2025, in connection with the Yorkville Transactions, the Company reduced the aggregate offering price of the shares of common stock that could be offered and sold under the Wainwright Sales Agreement to $8,067.

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

The Company had assessed the Offering Warrants for appropriate equity or liability classification and determined the Offering Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The Offering Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Offering Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Offering Warrants were initially recognized at their relative fair value in the amount of $8.0 million at the time of issuance determined using Black-Scholes option-pricing model and are not remeasured.

The Offering Warrants to purchase 884,798 shares of common stock were exercised in April 2025 as part of April 2025 Transactions. As of June 30, 2026 and December 31, 2025, Offering Warrants to purchase 3,388,707 shares of common stock remained outstanding.

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

The initial, the second and the third PPAs were fully settled as of December 31, 2025, with no remaining outstanding balance. Accordingly, the fair value of the liabilities at June 30, 2026 and December 31, 2025, was $0, and no adjustment for changes in fair value was required.

On December 11, 2025, the Company terminated the PPA.

As of June 30, 2026, there were:

•
12,469,000 shares of common stock reserved for issuance upon conversion of the Series X Preferred Stock;
•
3,545,997 shares of common stock issuable upon the exercise of options under existing equity incentive plans;
•
1,932,194 and 7,500 shares of common stock reserved for issuance under the 2021 Plan (Note 10) and 2017 ESPP (Note 10), respectively, as well as any automatic increases in the number of shares of the common stock reserved under these plans; and
•
11,346,839 shares of common stock reserved for issuance upon exercise of outstanding warrants. The warrants consist of (i) warrants to purchase 726,437 shares of the Company’s common stock, with an exercise price of $5.66, which expire on May 20, 2029, which were assumed in connection with the Lung Acquisition, (ii) warrants to purchase 255,000 shares of the Company’s common stock, with an exercise price of $4.89 per share, which were issued and sold in the PIPE Financing as described above and expire on May 2, 2027, (iii) warrants to purchase 3,388,707 shares of the Company’s common stock, with an exercise price of $4.68 per share, which were issued and sold in the Offering as described above and expire on May 3, 2027, (iv) the Exchange Pre-Funded Warrants to purchase 1,939,000 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in the Warrant Exchanges as described above can be exercised at any time after their original issuance until such Exchange Pre-Funded Warrants are exercised in full, (v) the Bios Pre-Funded Warrants to purchase 312,695 shares of the Company's common stock, with an exercise price of $0.001 per share, which were issued and sold in April 2025 as described above and can be exercised at any time after their original issuance until such Bios Pre-Funded Warrants are exercised in full, (vi) the Konik Warrants to purchase 1,725,000 shares of the Company's common stock, with an exercise price of $1.50 per share, which were issued and sold in April 2026 as described above and can be exercised beginning October 27, 2026, and expire on April 30, 2031, and (vii) the Bios Warrants to purchase 3,000,000 shares of the Company's common stock, with an exercise price of $1.00 per share, which were issued and sold in April 2026 as described above and can be exercised beginning October 27, 2026, and expire on April 30, 2031.

Accordingly, as of June 30, 2026, there were 85,767,032 shares issued and outstanding and a total of 27,369,336 shares of common stock issuable upon conversion of the Series X and the exercise of outstanding options and warrants. At the Company's annual meeting held on July 20, 2026, its stockholders approved an amendment to its restated certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

12. Stock-Based Awards

As of June 30, 2026, the Company had five equity compensation plans, each of which was approved by its stockholders: 2006 Equity Incentive Plan, as amended, or the 2006 Plan, 2016 Stock Incentive Plan, or the 2016 Plan, 2017 Stock Incentive Plan, or the 2017 Plan, 2021 Stock Incentive Plan, or the 2021 Plan, and 2017 Employee Stock Purchase Plan, or the 2017 ESPP. The Company also assumed Lung’s 2013 Long-Term Incentive Plan, or the 2013 Plan, as a result of the Lung Acquisition.

As of June 30, 2026, the Company had no shares issuable upon exercise of outstanding options under the 2006 Plan; 8,404 shares to be issued upon exercise of outstanding options under the 2016 Plan, 98,528 shares to be issued upon exercise of outstanding options under the 2017 Plan and 1,922,179 shares to be issued upon exercise of outstanding options under the 2021 Plan. No shares remained available for future awards under the 2006 Plan, the 2016 Plan, and the 2017 Plan as of June 30, 2026. Shares that are expired, terminated, surrendered or canceled without having been fully exercised under the 2017 Plan will be available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2021 Plan.

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

The total number of shares of common stock that may be issued under the 2021 Plan was 3,840,254 as of June 30, 2026, of which 1,932,194 shares remained available for grant. The Company initially reserved 625,000 shares of common stock, plus the number of shares of common stock subject to outstanding awards under the 2017 Plan, the 2016 Plan and the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right up to 314,006 shares. As of June 30, 2026, the Company had 1,922,179 shares to be issued upon exercise of outstanding options under the 2021 Plan.

2013 Stock Incentive Plan

The Company assumed the 2013 Plan as a result of the Lung Acquisition. In October 2013, Lung’s Board of Directors, or the Lung Board, approved the 2013 Plan to provide long-term incentives for its employees, non-employee directors and certain consultants. As of June 30, 2026, 1,516,886 shares were reserved to be issued upon exercise of options outstanding under the 2013 Plan. These options were assumed by the Company in connection with the Lung Acquisition.

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

Stock Option Valuation

There were no awards granted during the six months ended June 30, 2025. The assumptions that the Company used to determine the grant-date fair value of the stock options granted during the six months ended June 30, 2026 were as follows, presented on a weighted average basis:

Six Months Ended June 30,
2026
Risk-free interest rate	4.1%
Expected term (in years)	6.3
Expected volatility	104.3%
Expected dividend rate	0%

Stock Options

The following table summarizes the Company’s stock option activity since January 1, 2026:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,143,997	$5.21	6.1	$158
Granted	402,000	1.17	—	—
Exercised	—	—	—	—
Forfeited/Canceled	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2026	3,545,997	$4.75	6.1	$117

Options exercisable at June 30, 2026	2,522,539	$5.87	5.1	$102
Options vested and expected to vest at June 30, 2026	3,511,011	$4.78	6.1	$116
Options exercisable at December 31, 2025	2,418,033	$6.00	5.4	$138
Options vested and expected to vest at December 31, 2025	3,120,459	$5.23	6.1	$157

There were 402,000 awards granted in the six months ended June 30, 2026 and no awards granted in the six months ended June 30, 2025. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 was $1.02. The aggregate fair value of stock options that vested during the six months ended June 30, 2026 and 2025, was $253 and $92, respectively. The aggregate fair value of stock options that vested during the three months ended June 30, 2026 and 2025, was $122 and $46, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no stock options exercised during the six months ended June 30, 2026. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 was $18.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder.

In August 2025, the Company granted 1,000,000 restricted stock units that were immediately vested. In June 2026, the final unissued 228,000 of vested restricted stock units associated with the August 2025 grant were issued.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$31	$55	$62	$119
General and administrative expenses	133	201	258	401
Total stock-based compensation expense	$164	$256	$320	$520

As of June 30, 2026, the Company had an aggregate of $1,565 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 2.75 years. As of June 30, 2025, the Company had an aggregate of $1,874 of unrecognized stock-based compensation expense, which it expects to recognize over a weighted average period of 3.06 years.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,375)	$(6,822)	$(12,213)	$(12,323)
Denominator:
Weighted average common shares outstanding—basic and diluted	67,084,661	24,187,536	48,821,118	23,057,920
Net loss per share attributable to common stockholders—basic and diluted	$(0.10)	$(0.28)	$(0.25)	$(0.53)

As part of the April 2025 Transactions, the Pre-Funded Warrants to purchase an aggregate of 2,251,695 shares of common stock at an exercise price of $0.001 per share are included within the denominator for basic net loss per share purposes and considered outstanding as of the date of issuance.

The Company’s potential dilutive securities, which include stock options as of June 30, 2026 and 2025, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	3,545,997	3,065,029
Warrants to issue shares of common stock	11,346,839	6,616,499
Series X Preferred Stock issued and outstanding, as converted	12,232,000	12,232,000
Total	27,124,836	21,913,528

14. Related Party Transactions

On April 30, 2026, the Company entered into a letter agreement with Bios Partners, L.P., on behalf of certain Bios entities holding securities of the Company. Pursuant to the letter agreement, the Bios entities agreed to defer the conversion of 12,232 shares of the Company’s Series X Non-Voting Convertible Preferred Stock held by the Bios entities and waived the Company’s obligation under the Certificate of Designation of Series X Non-Voting Convertible Preferred Stock to reserve the shares of common stock issuable upon conversion of such preferred shares until the Company has amended its Restated Certificate of Incorporation to increase its authorized common stock. In addition, subject to certain exceptions, the Bios entities agreed not to sell, transfer or otherwise dispose of, directly or indirectly, any Series X Non-Voting Convertible Preferred Stock or the underlying shares of common stock for a period ending April 30, 2029.

In consideration for the agreements and waivers of the Bios entities, the Company issued warrants to the Bios entities to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Bios Warrants”). The Bios Warrants are exercisable beginning October 27, 2026, and expire on April 30, 2031. The Bios Warrants are subject to a 180-day lock-up period pursuant to FINRA Rule 5110(e).

15. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. As of June 30, 2026, the Company was not party to any legal proceedings and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

As of June 30, 2026, the Company had not developed a commercial product using the licensed technologies and no royalties under the agreement had been paid or were due.

Under the Harvard/DFCI agreement, the Company is responsible for all patent expenses related to the prosecution and maintenance of the licensed patents and applications in-licensed under the agreement as well as cost reimbursement of amounts incurred for all documented patent-related expenses. The agreement will expire on a product-by-product and country-by-country basis upon the last to expire of any valid patent claim pertaining to licensed products covered under the agreement. The Company incurred $18 license maintenance fees in the six months ended June 30, 2026 and 2025, respectively.

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

The Company may terminate the UTHSCT Agreement for convenience with 90 days’ notice. UTHSCT may also terminate the UTHSCT Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UTHSCT Agreement in the six months ended June 30, 2026 and 2025.

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

The Company may terminate the UT Austin 6607 Agreement for convenience with 90 days’ notice. UT Austin may also terminate the UT Austin 6607 Agreement, but only if the Company breaches the terms of the agreement. The Company did not incur any expense under the UT Austin 6607 Agreement in the six months ended June 30, 2026 and 2025.

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

The Company may terminate the MUSC Agreement for convenience by providing a written notice to MUSC effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any license fees under the MUSC Agreement in the six months ended June 30, 2026 and 2025.

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

The Company may terminate the Vivarta Agreement for convenience by providing a written notice to Vivarta effective 90 days following the receipt of notice, and either party may terminate the agreement for a breach of contract. The Company did not incur any expenses under the Vivarta Agreement in the six months ended June 30, 2026 and 2025.

Letter Agreement with Rients

In August 2025, the Company entered into a letter agreement with Rients for Rients to evaluate the legacy ALRN-6924 compound, or the Compound Asset. During the term of the letter agreement, Rients shall pay the Company for all fees and expenses incurred by the Company to maintain the Compound Asset.

The letter agreement was terminated in May 2026.

Project Addendum

In December 2025, the Company entered into a project addendum with a third party Contract Research Organization, or CRO, for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under the Company’s Protocol LTI-03-2001. Pursuant to the project addendum and the contract modification signed in July 2026, the Company has contracted to receive up to $20.8 million of master services as the Company may request from time to time at its discretion.

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

16. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Research and development expenses:
LTI-01 program-related expenses:
CMC activities	89	247	156	784
Clinical operation activities	119	216	119	281
Total LTI-01 program-related expenses	208	463	275	1,065
LTI-03 program-related expenses:
Preclinical study costs	1	267	1	823
CMC activities	744	836	1,264	1,396
Clinical operation activities	2,094	2,162	4,055	2,835
Total LTI-03 program-related expenses	2,839	3,265	5,320	5,054
Other program-related expenses	42	1	42	9
Employee related expenses	500	521	1,000	1,143
Professional fees for services	—	21	—	38
Facilities and other expenses	49	21	74	37
Total research and development expenses	3,638	4,292	6,711	7,346
General and administrative expenses:
Employee related expenses	859	935	1,718	1,882
Professional fees for services	1,070	1,036	1,860	2,174
Facilities and other expenses	509	608	1,017	1,078
Total general and administrative expenses	2,438	2,579	4,595	5,134
Other income	162	60	178	182
Other expense	(461)	(11)	(1,085)	(25)
Segment and consolidated net loss	$(6,375)	$(6,822)	$(12,213)	$(12,323)

17. Subsequent Event

On July 20, 2026, the Company held its 2026 Annual Meeting of Stockholders, which approved an amendment to its restated certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

On August 3, 2026, the Compensation Committee of the Board of Directors approved the grant of 500,000 restricted stock units pursuant to the Company's 2021 Stock Incentive Plan in exchange for consulting services. Each restricted stock unit represents the right to receive one share of the Company's common stock upon settlement. The restricted stock units were settled on August 3, 2026, and upon the settlement, the Company issued an aggregate of 500,000 shares of its common stock.

The Company evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q and determined that no other events have occurred that would require adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are meant to provide material information relevant to an assessment of the financial condition and results of operations of our Company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, so as to allow investors to better view our Company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements for the quarter ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" in the Company’s Annual Report for the fiscal year ended December 31, 2025 filed with the SEC on March 26, 2026 (the “Annual Report”).

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

In May 2025, we initiated screening and recruitment of patients in the RENEW Phase 2 clinical trial of LTI-03. The RENEW trial is a Phase 2 multi-center, randomized, double-blind, placebo-controlled study evaluating the safety, tolerability, and efficacy of LTI-03 patients with IPF. In addition, the trial is designed to assess the activity of inhaled dry powder LTI-03 across multiple biomarkers and to measure lung function and the potential for healthy tissue regeneration. The trial is designed to enroll approximately 120 patients diagnosed with IPF within 5 years of screening, who may be receiving standard of care antifibrotic therapy, across up to 50 sites globally, including sites in the United States, United Kingdom, Germany, Australia and Poland. Patients will be randomized into two blinded placebo-controlled cohorts that will run concurrently. Patients in the low dose cohort will receive 2.5 mg of either LTI-03 or placebo administered twice daily, or BID, for a total dose of 5 mg/day, while participants in the high dose cohort will receive 5 mg BID for a total dose of 10 mg/day. The primary endpoint is the incidence of treatment-emergent adverse events from Day 1 through Week 24. The key secondary endpoint is the efficacy of LTI-03 measured through forced vital capacity, percent predicted FVC and high-resolution computer tomography, in collaboration with Qureight Ltd. Patients will undergo a 28-day screening period prior to being randomized and entering the 24-week treatment period, with a four-week follow-up.

In October 2025, we received authorization from the European Medicines Agency, or the EMA, to initiate our Phase 2 RENEW trial of our lead candidate, LTI-03, at sites in Germany and Poland. We had previously received regulatory clearance from the U.K.’s Medicines and Healthcare products Regulatory Agency, or the MHRA. In January 2026, we received orphan drug designation from the EMA for LTI-03.

As of the date of this Quarterly Report, we activated sites and are seeking to enroll patients in all countries in the trial. In March 2026, we dosed our first patient in the RENEW Phase 2 clinical trial of LTI-03. We expect to report initial interim data on some proportion of patients in the fourth quarter of 2026.

We have not completed the development of any of our product candidates, have not generated any revenue from product sales and have never generated an operating profit.

In May 2026, we completed an underwritten public offering of 57,500,000 shares of our common stock at a public offering price of $1.00 per share, or the May 2026 Offering. Aggregate gross proceeds from the May 2026 Offering were approximately $57.5 million, and net proceeds to the Company were approximately $53.1 million after deducting underwriting discounts, commissions, and offering expenses of approximately $4.4 million. As of June 30, 2026, we had $43.6 million in cash, cash equivalents and investments.

Since our inception, we have incurred significant losses on an aggregate basis. Our net losses were $6.4 million and $6.8 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $413.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations as well as the impairment loss on intangible assets. We expect to continue to incur operating losses for the foreseeable future.

As of June 30, 2026, we had cash, cash equivalents and investments of $43.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2026 will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the first quarter of 2028. We also believe the funds will be sufficient to enable us to complete the Phase 2 RENEW clinical trial of LTI-03.

Master Services Agreement

In April 2025, we entered into a master services agreement with a third party Contract Research Organization, or CRO, under which the CRO has agreed to perform certain services in accordance with written work orders. The work orders set forth the obligations of the parties with regard to conducting the clinical research study entitled “A Randomized, Double-Blind, Placebo-Controlled, Phase 2, Safety, Tolerability and Efficacy Study of Caveolin1-Scaffolding-Protein-Derived Peptide (LTI-03) in Patients with IPF”, under our Protocol LTI-03-2001. Pursuant to the agreement, we had contracted for up to $17.0 million of master services. In August 2025, this master services agreement was terminated with less than $0.4 million of future commitment for the Company.

In December 2025, we entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under our Protocol LTI-03-2001. Pursuant to the project addendum and the contract modification signed in July 2026, we have contracted to receive up to $20.8 million of master services as we may request from time to time at our discretion.

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

Other (Expense) Income, net

Interest and Other Income

Interest income consists of interest income earned on our cash, cash equivalents and investments. Historically, our interest income had not been significant due to low investment balances and low interest earned on those balances. We anticipate that our interest income will fluctuate in the future in response to our cash, cash equivalents and investments and the interest rate environment.

Other (expense) income, net consists of the income recognized under the Option Agreement with Advancium, gains or losses recognized from non-routine items such as accretion on short-term investments, and gains or losses recognized from foreign currency transactions, original issue discount, or OID, related to the PPA, the promissory notes, and the disposal of fixed assets.

We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(in thousands)
Operating expenses:
Research and development	3,638	4,292	(654)
General and administrative	2,438	2,579	(141)
Total operating expenses	6,076	6,871	(795)
Loss from operations	(6,076)	(6,871)	795
Other (expense) income, net	(299)	49	(348)
Net loss	$(6,375)	$(6,822)	$447

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $3.6 million, compared to $4.3 million for the three months ended June 30, 2025. Direct research and development services costs decreased $0.7 million as compared to the three months ended June 30, 2025 mainly due to the timing of services provided by the third party CRO.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2026, compared to $2.6 million for the three months ended June 30, 2025. The decrease of $0.2 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to decreased employee related expenses of less than $0.1 million as a result of a decrease in stock-based compensation expense, and decreased facilities and other expenses of less than $0.1 million.

Other (Expense) Income, net

Other (expense) income, net of $0.3 million for the three months ended June 30, 2026 primarily consisted of interest expense as a result of the amortization of discount on notes payable related to the promissory notes, offset by interest income in our then-current cash, cash equivalents and investments. We anticipate that our interest income and investment accretion will fluctuate in the future in response to our then-current cash, cash equivalents and investments, and then-current interest rates.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
	(in thousands)
Operating expenses:
Research and development	6,711	7,346	(635)
General and administrative	4,595	5,134	(539)
Total operating expenses	11,306	12,480	(1,174)
Loss from operations	(11,306)	(12,480)	1,174
Other (expense) income, net	(907)	157	(1,064)
Net loss	$(12,213)	$(12,323)	$110

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $6.7 million, compared to $7.3 million for the six months ended June 30, 2025. The decrease was primarily due to the timing of services provided by the third party CRO. During the six months ended June 30, 2026, we spent $4.2 million on clinical trials, $1.1 million on manufacturing, $1.0 million on employee and related expenses, $0.3 million on regulatory and development consulting and less than $0.1 million on facilities and other expenses. During the six months ended June 30, 2025, we spent $3.8 million on clinical trials, $1.9 million on manufacturing, and $0.5 million on regulatory and development consulting as well as $1.1 million on employee and related expenses.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the six months ended June 30, 2026, compared to $5.1 million for the six months ended June 30, 2025. The decrease of $0.5 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to decreased professional fees of $0.3 million as a result of a decrease in legal expense and decreased employee and related expenses of $0.2 million as a result of a decrease in stock-based compensation expense.

Other Income, net

Other (expense) income, net of $0.9 million for the six months ended June 30, 2026 primarily consisted of interest expense as a result of the amortization of discount on notes payable related to the promissory notes, offset by interest income in our then-current cash, cash equivalents and investments. Other (expense) income, net for the six months ended June 30, 2025 primarily consisted of interest income and accretion in our then-current cash, cash equivalents and investments.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $43.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2026 will be sufficient to enable us to fund our planned operating expense and capital expenditure requirements into the first quarter of 2028. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully advance the clinical development of LTI-03 or any future product candidates. If we are not able to generate sufficient revenue in a timeframe that satisfies our cash needs, we will need to raise more capital. In the event we require additional capital, we will endeavor to acquire additional funds through various financing sources, including our ATM, follow-on equity offerings, debt financing and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(12,064)	$(12,593)
Cash used in investing activities	(35,073)	—
Cash provided by financing activities	52,469	5,450
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase (decrease) in cash and cash equivalents	$5,327	$(7,143)

Operating Activities.

During the six months ended June 30, 2026, net cash used in operating activities was $12.1 million primarily due to our net loss of $12.2 million and cash used in the change in operating assets and liabilities of $1.7 million, offset by non-cash charges of $1.8 million. Non-cash charges resulted primarily from non-cash warrant issuance cost of $0.4 million, net amortization of discount on notes payable of $1.1 million and stock-based compensation expense of $0.3 million. Changes in our operating assets and liabilities during the six months ended June 30, 2026 consisted primarily of an increase of $1.7 million in other non-current assets, a decrease of $0.7 million in accrued expenses and other current liabilities, offset by an increase of $0.4 million in accounts payable and a decrease of $0.3 million in prepaid expenses and other current assets.

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

Investing Activities.

During the six months ended June 30, 2026, net cash used in investing activities was $35.1 million primarily due to our short term investments of $32.1 million and long term investments of $3.0 million. There was no cash used in or provided by investing activities during the six months ended June 30, 2025.

Financing Activities.

During the six months ended June 30, 2026, net cash provided by financing activities was $52.5 million primarily due to the net proceeds from the May 2026 Offering described above, offset by the discount on notes payable that were received and repaid during the six months ended June 30, 2026.

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

In December 2025, we entered into a project addendum with a third party CRO for the purposes of setting forth the responsibilities and obligations of the parties in regards to conducting a certain clinical research program entitled “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Tolerability and Efficacy of Caveolin-1-Scaffolding-Protein-Derived Peptide in Patients with IPF” under our Protocol LTI-03-2001. Pursuant to the project addendum and the contract modification signed in July 2026, we had contracted for up to $20.8 million of master services.

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

During the three and six months ended June 30, 2026, there were no material changes to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, because of the identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in internal control over financial reporting: (i) lack of sufficient accounting and supervisory personnel who have the appropriate level of technical accounting experience and training, and (ii) lack of adequate procedures and controls to ensure that accurate financial statements could have been prepared and reviewed on a timely basis for annual reporting purposes. These material weaknesses continued to exist as of June 30, 2026 and December 31, 2025.

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
•
Implemented remediation plans for identified control design and implementation gaps.

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

Changes in Internal Control Over Financial Reporting

Except for the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Certificate of Amendment to Restated Certificate of Incorporation

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

Rein Therapeutics, Inc.

Date: August 14, 2026	By:	/s/ Brian Windsor, Ph.D.
Brian Windsor, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Timothy M. Cunningham
Timothy M. Cunningham
Interim Chief Financial Officer (Principal Financial Officer)